Form 10-K
period 2015-12-31
Aquarius Cannabis Inc. /NV/
filed 2016-05-20
CIK 1624203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:

AQUARIUS CANNABIS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	47-1273086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Metro Office Park 7 Calle 1, Ste 204 Guaynabo, Puerto Rico	00968
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (888) 317-0460

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was N/A.

As of May 19, 2016, the registrant had 27,269,436 shares of common stock issued and outstanding.

Signatures	48

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business.

Overview

We were incorporated on July 3, 2014, under the laws of the state of Nevada. We acquired Aquarius Holdings LLC, a Colorado limited liability company ("Aquarius Colorado"), on December 1, 2014, via a share exchange agreement with Aquarius Colorado's members (the "Share Exchange"). In exchange for all of the membership interests of the members of Aquarius Colorado, we gave them shares of Common Stock and Aquarius Colorado became our wholly-owned subsidiary. Aquarius Colorado was formed on October 20, 2011.

Business

We are a U.S.-based branding, packaging and consulting company in the medical and recreational marijuana industries. We are focused on building long-term consumer loyalty to exceptional, consistent, and pesticide-free marijuana products that are marketed and sold under our Aquarius Cannabis brands.

We anticipate that we will profit from contracts with growers in California and other states and will increase the number of our contracts resulting in increased revenues. We expect to form long-standing, mutually beneficial relationships with licensees of our brands by providing consistent and reliable products and services resulting in increased profitability for licensees. Once our brands gain traction, we believe our easily scalable model can be employed to license additional facilities and grow our brands.

To accomplish this, we contracted with Michael Leigh, a top-tier grower, and Hollister Keene, a horticulture specialist, to develop the growing methods and environmental designs to systemize the production process as part of the Aquarius Cannabis brands platform. Our proprietary growing methods and environmental designs outline a specific process with approved materials for all steps of the cultivation process that provide the backbone for consistent marijuana. We will license our growing methods and environmental designs and hire top-tier experts in marijuana growing and horticultural production to provide producers, who license our Aquarius Cannabis brands, access to on-site consulting to meet the quality and consistency standards we set in their marijuana flowers. Our consultants will advise growers at every step of the way to ensure their success including: site planning, site set-up, and crop scheduling, as well as guidance and troubleshooting during production, harvest, curing, and packaging. We will help producers by lowering growing costs, increasing wholesale revenue, and decreasing the effort put into sales of their products.

We intend to fill the noticeable void in the medical and recreational marijuana industries of producers and brands able to provide consistent products. Because we own the Aquarius Cannabis brands, we are responsible to the end consumer for ensuring that each and every Aquarius Cannabis branded product is produced, packaged, and labeled consistently. Delivering on the brand promises of quality and consistency is how we add value to the end consumer.

Since Aquarius Cannabis Inc.’s inception, our operations have been limited to raising capital resources and developing our flagship production process that allows for commercially viable, pesticide-free production of marijuana. Aquarius Cannabis Inc. is currently in search of medical and recreational growers with the intention of negotiating flagship production partnerships in California and Colorado and searching for growers interested in micro-branding.

We believe we are an early mover in a developing industry. We believe we have the necessary experience and expertise in our industry, a clear plan to capitalize on current market opportunities, and that we are well positioned to become a market leader in this nascent industry.

On April 30, 2015, we entered into a binding agreement with a Texas based investment group, Sedo Cresco, LLC, to develop a lawful medical marijuana growing operation in California. Under the agreement, Aquarius will receive 35% of net revenues from the operation. Sedo Cresco has paid Aquarius Cannabis Inc. a non-refundable $5,000 deposit against future revenues due to Aquarius under the agreement. The project harvested its first crop in Q2 2016. The perpetual harvest cultivation model, once at full capacity, will produce 60+ pounds per month and generate $30,000+ per month in consulting revenue Aquarius. We are working with local government authorities to develop county cultivation regulations compliant under California’s new MMRSA regulation, and issue a commercial license for the facility.

On May 20, 2015, Aquarius Cannabis Inc. has launched its first marijuana brand, Golden GatewayTM, in California.  Golden Gateway products are lab tested for quality, consistency, and safety - all products must pass microbial and pesticide tests - to ensure they meet the Aquarius Cannabis standard.

Golden Gateway products are processed and distributed by medical marijuana collectives within the State of California and in strict compliance with the Compassionate Use Act and the Medical Marijuana Program Act, California Health & Safety Code Sections 11362.5, et seq.

In February 2016, Aquarius signed a joint venture agreement with Native American-owned Flying Eagle Advisors to pursue cultivation and branding contracts with Native American tribes. The first client, a California and Nevada based tribe, signed initial agreements in March 2016 for the first 1-acre facility. Aquarius is responsible for coordinating the cultivation, branding, and distribution of a 1-acre greenhouse facility on the tribe’s land in California. The facility is expected to harvest 900+ pounds per month beginning in Q2 2017, and generate over $300,000 per month in consulting fees to Aquarius from around $2,000,000 per month in gross wholesale revenue.

On December 18, 2015, the Company established Aquarius PR LLC, a wholly owned Puerto Rico subsidiary of the Company.

On March 24, 20165, Aquarius PR LLC entered into a binding Memorandum of Understanding (the “MOU”) with the entities which comprise the California medical marijuana business known as SpeedWeed (“SpeedWeed”), a Los Angeles area based retail delivery service providing medical marijuana access to over 25,000 patients.

Pursuant to the MOU, Aquarius will acquire the rights, title and interest in all business assets owned by SpeedWeed and its principals in connection with the SpeedWeed business. This includes the trade name “SpeedWeed,” including any claims to common law trademarks, active, abandoned or denied; all future revenue from the trade name SpeedWeed; SpeedWeed’s proprietary software platform; all data held in that platform; all vendor/supplier relationships of SpeedWeed; as well as all intellectual property, documents, records, domains and hard assets in connection with operating the SpeedWeed delivery service. Aquarius will not assume any liabilities for the SpeedWeed business or its entities prior to closing.

Aquarius and SpeedWeed have engaged counsel to draft final, definitive agreements (the “Agreements”) governing the transaction.

The execution of the Agreements will be conditioned upon final due diligence by both companies, including but not limited to receipt by Aquarius of a PCAOB audit of 2014 and 2015 financial statements for SpeedWeed’s three operating entities, and the execution of three (3) year employment agreements between Aquarius and certain principals of SpeedWeed, subject to approval by the Board of Directors of Aquarius.  There can be no guarantees that the parties will enter into a definitive agreement or that the conditions to such proposed agreement will be satisfied such that the transaction will close.

The MOU expired on May 16, 2016 and the parties agreed not to proceed with the transaction.

At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Market Overview

Medical and recreational marijuana in the U.S. is a $5.7 billion industry that's seen 232% growth in the last year (2014-2015). According to Arcview Market Research*, an investment research group in the marijuana industry, marijuana is expected to become a $22.8 billion industry over the next five years. Our fast-growing industry is commonly referred to as "the green rush," with many investors and professionals looking to the industry to see how they can get involved.

Medical marijuana is legal in 23 states, as well as Washington D.C. and Guam. Adult personal use (21+) is legal in four states: Colorado, Washington, Oregon, and Alaska, as well as the District of Columbia and Guam. Marijuana regulation and legalization has become a mainstream topic of political debate in the U.S., and is a relevant platform for many political candidates in the upcoming 2016 local- and state- and national- elections. Legalization will continue to be a mainstream political topic at the Federal level, as states continue to approve medical and recreational marijuana policies.

Legal Marijuana Sales in the United States:

2014:

$4.6 billion

2015:

$5.7 billion

2020:

$22.8 billion*

———————

*Arcview Market Research & New Frontier, a professional research industry source for investors, research and progress.

Business and Plan of Operations

We are a U.S.-based branding, packaging and consulting company in the medical and recreational marijuana industries. We are focused on building long-term consumer loyalty to exceptional, consistent, and pesticide-free marijuana products that are marketed and sold under our Aquarius Cannabis brands.

Because we own the Aquarius Cannabis brands, we are responsible to the end consumer for ensuring that each and every Aquarius Cannabis branded product is produced, packaged, and labeled consistently.

Delivering on the brand promises of quality and consistency is how we add value to the end consumer. Aquarius Cannabis will ensure quality and consistency by providing an equipment list, material list, schedules and environmental requirements for all steps of the cultivation process. Producers will gain access to on-site consulting from top-tier experts that we plan to employ, in marijuana growing and horticultural production to ensure all growers that license our Aquarius Cannabis brands are able to meet the quality and consistency standards we set in their marijuana flowers. Our consultants will advise growers at every step of the way to ensure their success including: site planning, site set-up, and crop scheduling, as well as guidance and troubleshooting during production, harvest, curing, testing, and packaging.

The way that we will deliver on our promises to the end consumer is by working directly with growers, intermediaries, and retailers to ensure consistency throughout the entire supply chain. To accomplish this, we contracted a top-tier grower and horticulture specialist to develop the growing methods and environmental designs to systemize the production process as part of the Aquarius Cannabis brands platform. Our proprietary growing methods and environmental designs outline a specific process with approved materials for all steps of the cultivation process that provide the backbone for consistent marijuana. We will help producers by lowering growing costs, increasing wholesale revenue, and decreasing the effort put into sales of their products.

We will take responsibility for marketing on behalf of growers at both the wholesale and retail level. We will coordinate all necessary legal contracts between these outlets and our growers. We will monitor inventory so consumers know where they can find our products in real time. We plan to communicate inventory needs to growers so they are able to meet those needs before stores run out of supply. Lastly, we will be responsible for driving retail demand from marijuana consumers through our B2C marketing.

Growers are the primary financial beneficiary of all of these efforts because of lower growing costs, increased wholesale revenue, and decreased effort put into sales of their products. We will earn licensing fees, royalties, consulting fees and packaging revenue from the production and distribution of Aquarius Cannabis branded products in exchange for the use of our brands, processes, other intellectual property and consulting services.

Business Model

We plan to generate revenue through consulting, licensing, royalties, and packaging fees paid by marijuana producers and distributors licensed under the Aquarius Cannabis brands.

We will generate consulting and packaging fees by providing visually appealing and strongly branded materials that medical marijuana and recreational marijuana producers and distributors will use to package medical marijuana and recreational products in our brand portfolio. The medical marijuana and recreational marijuana products will be packaged both at wholesale scale and for the end-consumer.

We plan to generate revenues through our consulting services to medical and recreational cannabis producers. We will provide varying degrees of assistance to different growers, but services will include helping producers increase the quality and efficiency of their growing process, as well as helping them effectively market and build their brands. These services are vital to ensure that all producers partnering with us maintain the consistent high quality we believe that consumers will come to expect from our Aquarius Cannabis brands.

The common denominator in our sales contracts from state to state is that we will always sell business consulting services that include intellectual property licensing. However, the actual form of our fee schedules with a legal marijuana grower depends entirely on the specific laws and regulations governing production in that state. We believe that our model can be adapted to any current state model, based on over 100 of hours of legal advice from multiple business and criminal lawyers across multiple states.

Marketing Plan

We anticipate that marketing will be a significant part of our overall business strategy, since marketing is needed to build awareness of our products and services. Marketing Aquarius Cannabis includes enrolling growers into brand-licensing agreements, and building and strengthening consumer loyalty to our family of marijuana product brands.

Our sales and business development teams will lead campaigns to enroll growers and dispensaries in legal marijuana markets. Currently we are focused on California.

We plan to contract a marketing and advertising services firm to assist with consumer marketing campaigns. Marketing efforts for Aquarius Cannabis branded marijuana products will include: high quality consumer packaging, in-store displays and advertising, promotions, and digital and experiential marketing.

Intellectual Property

Our growing methods and environmental designs are proprietary because we have developed a system of marijuana production that implements a specific combination of genetics, materials, process, and environment. We will protect our proprietary property by requiring the producer to sign a licensing and non-disclosure agreements.

Legal limitations include the fact that intellectual property, specifically federal trademarks, for cannabis are not granted at this time, as cannabis is a Schedule 1 drug. Federal courts are unlikely to hear IP litigation cases, which poses limitations on our ability to protect our IP.

We have applied for and have been granted 8 provisional, “Intend To Use” trademarks for the brand name Aquarius by the USPTO. We have applied for and have been granted 3 “Intend To Use” trademarks for Golden Gateway with the USPTO.

Employees

We have three full time employees, including our two executive officers, Michael Davis Lawyer, President, Chief Executive Officer and Chief Financial Officer and Jenna Schuck, Executive Vice President and Chief Operating Officer. We have five part-time contractors providing us operational and support services.

Item 1A.  Risk Factors.

We are exempt from this reporting because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

We are exempt from this reporting because we are a smaller reporting company.

Item 2.  Properties.

We presently lease our principal executive office located at Metro Office Park 7 Calle 1 Ste 204, Guaynabo, Puerto Rico 00968. We signed a six month, renewable lease effective November 1, 2015, which was renewed on May 1, 2016.  Our lease payment is $ 1,159 per month.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock does not trade on any exchange or market place.

Approximate Number of Equity Security Holders

As of May 19, 2016, there were approximately 86 stockholders of record.

Authorized Capital Stock

We are authorized to issue 200,000,000 shares of Common Stock, $0.0001 par value per share. Currently we have 27,269,436 shares of Common Stock issued and outstanding.

Common Stock

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value per share.

Currently we have 2,000,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock shall have one hundred (100) votes per share. Our Series A Preferred Stock does not provide preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our Series A Preferred Stock holders are not entitled to cumulative voting for election of the Board.

On September 7, 2015, the Board approved the issuance of an additional 200,000 shares of Preferred Stock with identical rights to the existing Series A Preferred Stock. The additional 200,000 shares were designated “Series B Preferred Stock”. All 200,000 shares of Series B Preferred Stock were issued to one investor per the terms of a line of credit agreement which we entered into on July 6, 2015.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of director and depends  upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities

On January 2, 2015, we issued 464,525 common shares to contractors for services valued at $36,094 which were provided between August and December 2014. These shares had been disclosed as Common Stock earned, but not yet issued as of December 31, 2014.

On February 23, 2015, we sold 1,000,000 shares of common stock to a new investor. The investment includes warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.40 per share, those warrants expiring one year from the first day that the common stock is traded on the OTCQB marketplace. The investment also includes warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share, those warrants expiring two years from the first day that the common stock is traded on the OTCQB marketplace. The investment totaled $250,000 of which $100,000 was received on February 24, 2015 and the balance of $150,000 was received on April 2, 2015.

On March 25, 2015, we sold 2,000,000 shares of common stock to an existing investor which included warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.40 per share, those warrants expiring one year from the first day that the common stock is traded on any exchange, warrants to purchase up to 1,250,000 shares of common stock at an exercise price of $0.40 per share, those warrants expiring one year one year from the date of purchase, and warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.50 per share, those warrants expiring two years from the first day that the common stock is traded on any exchange. The investment is to be paid in installments of $62,500 per month between April and November 2015 for a total investment of $500,000. As of December 31, 2015, all 2,000,000 of these common shares are recorded as issued and outstanding and all owed had been received.

On April 1, 2015, we issued 621,040 shares of common stock, valued at $0.11 per share, based on the most recent cash sale of common stock, which was earned by contractors during the three months ended March 31, 2015.

On April 27, 2015, we sold 225,000 shares of common stock at a price of $0.33 per share to a new investor which included warrants to purchase up to 225,000 shares of common stock at an exercise price of $0.75 per share, those warrants expiring 18 months from the first day that the common stock is traded on any exchange. The investment totaled $75,000 which was received in its entirety on May 11, 2015.

On May 1, 2015, we issued 129,732 shares of common stock, valued at $0.208 per share, based on the most recent cash sale of common stock, for services provided by contractors in April 2015.

On June 30, 2015, we issued 234,765 shares of common stock, valued at $0.208 per share, based on the most recent cash sale of common stock, for services provided by contractors in May and June 2015.

On July 14, 2015, we sold 100,000 shares of common stock to a new investor which included 100,000 warrants to purchase up to an additional 100,000 shares of common stock at an exercise price of $0.80 per share, those warrants expiring two years from the first day that the common stock is traded on the OTCQB marketplace. The investment totaled $50,000 which was received by us on July 20, 2015.

On July 15, 2015, we agreed to issue a total of 1,000,000 shares of common stock, valued at $0.302 per share, based on the most recent cash sale of common stock to several Employees of the Company. All 1,000,000 shares were issued on September 3, 2015.

On September 28, 2015, the Company agreed to issue 50,000 shares of common stock valued at $0.302 per share, based on the most recent cash sale of common stock to an individual in consideration for the termination of the joint venture agreement first entered into on April 23, 2015.

On September 30, 2015, we agreed to issue a total of 496,240 shares of common stock, valued at $0.302 per share, based on the most recent cash sale of common stock to several Employees and consultants of the Company. All 496,240 shares were issued on October 23, 2015.

As at September 30, 2015, there were a total of 26,378,802 shares of common stock, 2,000,000 shares of preferred stock and 200,000 shares of preferred stock series B issued and outstanding.

As of December 31, 2015 agreed to issue 360,200 common shares to several contractors and employees of the company for services provided to us valued at $0.302 per share, based on the most recent cash sale of common stock.

Warrants Issued

On June 22, 2015, we entered into a new unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of preferred stock valued at $20 ($.0001 per share) and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. . The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 1.41 years with a fair value of $18,119. As of December 31, 2015 we have drawn down $400,000 on the credit facility.

On July 14, 2015, we sold 100,000 shares of common stock to a new investor which included 100,000 warrants to purchase up to 100,000 shares of common stock at an exercise price of $0.80 per share, those warrants expiring two years from the first day that the common stock is traded on the OTCQB marketplace. The investment totaled $50,000 which was received by us on July 20, 2015.

On September 30, 2015, the Company agreed to issue 60,913 warrants to several contractors as compensation for services. The warrants will expire 24 months from the start of trading and have an exercise price of $0.30. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 2.41 years with a fair value of $14,342.

On December 1, 2015 the Company entered into an agreement with an independent contractor for financial consulting services. The term of the agreement is one year and continues for additional one (1) year periods unless the Company gives Contractor not less than three (3) months’ prior written notice of non-renewal. The Company agreed to pay to the Contractor $7,500 per month in advance for his services (whether solely as an independent contractor or as an independent contractor and Chairman of the Board and/or Acting CFO). Beginning on the first day of the first calendar quarter following the Company’s receipt of at least $500,000 in gross proceeds from the sale of its equity securities to one or more third parties, the Company will pay the Contractor $22,500 per quarter in advance. The Company also agreed to issue to the Contractor 26,000 common shares of the Company per month. The Contractor may elect to receive, at his sole election, in lieu of the Shares, Non-Qualified Stock Options to acquire Shares of the Company with an exercise price equal to the FMV of Shares on the date of issuance and a term of 7 years from the date of issuance. The Company agreed to issue the Contractor, an aggregate of 3,500,000 warrants with a standard “cashless” exercise feature, to vest based upon the schedule below, with the caveat that no additional warrants shall vest to Consultant after a termination (a) by the Company for Cause, as defined herein, or (b) by the Consultant without Cause:

i.

2,000,000 warrants shall vest upon the Effective Date;

ii.

An additional 375,000 warrants shall vest after 3 months of service beginning on the Effective Date;

iii.

An additional 375,000 warrants shall vest after 6 months of service beginning on the Effective Date;

iv.

An additional 375,000 warrants shall vest after 9 months of service beginning on the Effective Date; and

v.

An additional 375,000 warrants shall vest after 12 months of service beginning on the Effective Date.

The Warrants will have an exercise price of $0.077 and will expire seven (7) years from the date of issuance.  Should the Contractor terminate this Agreement without Cause or be terminated by the Company with Cause prior to end of the Term of this Agreement, (a) Contractor shall forfeit the Warrants for any period noted above which has not yet commenced; and (b) for any period which has commenced, then the Contractor shall retain the warrants for the days that have elapsed within the period prior to the effective date of the termination, and shall forfeit the warrants not yet vested on the termination date, on a pro rata basis of 4,167 warrants vesting for each day of the period noted above which have elapsed prior to termination.  The Contractor further agreed that he could only exercise warrants that have vested based upon the above. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of 1.19%, and expected life of 7 years with a fair value of $603,540.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Item 6. Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2015 and 2014 and should be read in conjunction with Aquarius Cannabis’ financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview:

We were incorporated on July 3, 2014, under the laws of the state of Nevada. We acquired Aquarius Colorado on December 1, 2014, via a Share Exchange with Aquarius Colorado's members. In exchange for the membership interests of the members of Aquarius Colorado, we gave them 18,000,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock and Aquarius Colorado became our wholly owned subsidiary. Aquarius Colorado was formed on October 20, 2011.

Our principal mission is to fill the current gap in the consistency of quality, price and availability of consumer products in the medical marijuana and recreational marijuana industries.

To accomplish this, we will certify production and distribution processes in California, Colorado and other states. We will grant certifications to medical cannabis producers, and as applicable, recreational cannabis producers, when they meet specific and difficult standards (including using zero pesticides in the growing process). By partnering with us, producers will gain access to a variety of services, such as consulting, marketing, and brand-licensed legal distribution outlets under what we believe will be a recognized brand name. We will help producers simplify their sales process by taking responsibility for marketing on behalf of growers at both the wholesale and retail level. We will coordinate all necessary legal contracts between these outlets and our growers. We will monitor inventory so consumers know where they can find our branded products in real time. We plan to communicate inventory needs to growers so they are able to meet those needs before stores run out of supply. Lastly, we will be responsible for driving retail demand from marijuana consumers through our B2C marketing.

Plan of Operation

Since our inception, our operations have been limited to raising capital resources, developing our flagship production process that allows for commercially viable, pesticide-free production of marijuana, and launching our first brand called “Golden Gateway”. We are currently in search of medical and recreational growers with the intention of negotiating flagship production partnerships in California, as well as searching for growers interested in participating in Golden Gateway micro-branding.

Liquidity and Capital Resources

At the date hereof, we have minimal cash at hand. We estimate that we will require approximately $1,500,000 in direct investment into the company to fund operations in a manner where we can reasonably expect to reach self-sustaining revenue in 2017. We are currently in discussions and negotiations with a number of potential investors.

Effective July 6, 2015, we entered into a new unsecured credit facility with an existing investor (“Lender”), who owns approximately 12% of the Company’s outstanding common shares and is considered a related party, which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. We made our first $100,000 draw on August 29, 2015, and made three subsequent $100,000 draws in October, November and December 2015.

Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of Aquarius held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. We cannot assure you that we will be able to raise working capital as needed in the future on terms acceptable to us, if at all.

If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Off Balance Sheet Transactions:

We do not have any off-balance sheet transactions.

Critical Accounting Policies and Estimates:

Basis of Presentation

Our financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the period presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, note receivable, prepaid expenses and deposits, accounts payable, amounts due to related parties, notes payable and notes payable-related party approximates fair value because of the short-term nature of these financial instruments. The carrying amount of convertible notes payable at September 30, 2015 and December 31, 2014, approximates its fair value based on our incremental borrowing rates.

Assets and Liabilities Measured at Fair Value

We record our financial assets and liabilities at fair value based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 -

Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable and can be corroborated by observable market data.

Level 3 -

Inputs reflect management's best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets

Fixed assets represent equipment stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from three to ten years.

Impairment of Long-Lived Assets

When applicable, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, "Revenue Recognition" which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. We defer any revenue for which the product or service has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product or service has been delivered or no refund will be required. As of October 28, 2015, all amounts owed from related parties have been collected.

Share-based Compensation

We periodically issue common shares to non-employees in non-capital raising transactions for services. We account for common shares issued to non-employees in accordance with ASC 505, "Equity", whereas the value of the equity-based compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Common shares issued to non-employees are valued at their respective measurement dates based on the fair value of whichever is more reliably determinable: (a) the services received; or (b) the common shares issued.

Income Taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

We follow the provisions of ASC 740, "Income Taxes". As a result of ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, "Earnings per Share". Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive securities that are not anti-dilutive.

Related Party Transactions

A related party is generally defined as (i) any person that holds 5% or more of our common shares including such person's immediate families, (ii) our management, (iii) our directors, (iv) someone that directly or indirectly controls, is controlled by or is under common control with Aquarius, or (v) anyone who can significantly influence the financial and operating decisions of Aquarius. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Results of Operations:

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014:

During the year ended December 31, 2015 and 2014, we did not generate any revenue or gross profits as we had only begun operations and were primarily raising capital and conducting research and development activities and preliminary marketing activities to develop and license proprietary production processes and new marijuana brands.

Our net loss for the year ended December 31, 2015 and 2014 was $2,810,836 and $1,342,700, respectively. The increase in net loss was due to an increase in start-up activities in 2015 as compared to 2014.

Our operating loss for the year ended December 31, 2015 and 2014 was $2,678,121 and $1,276,880, respectively. The increase in operating loss was due to an increase in start-up activities in 2015 as compared to 2014.

During 2015, we incurred $255,320 of sales and marketing expense, primarily from brand and marketing development services, as compared to $172,312 in sales and marketing costs in 2014. During 2015, we incurred $136,180 of research and development expenses as compared to $37,126 of research and development expense in the development of our brands and proprietary processes during 2014. During 2015 we incurred $901,695 of general and administrative (“G&A”) expense which primarily consisted of professional fees related to fundraising and preparation for the registration of shares for public trade, ongoing fundraising activities, and services provided by outside contractors in assisting the company with ongoing brand development, marketing activities, and development of grower relationships. Included in general and administrative expenses was $944,069 of share based compensation expense which we use to compensate outside contractors and related parties in an effort to preserve cash. During 2014, we incurred $799,048 of G&A expense, which primarily consisted of services provided by outside contractors in assisting the company with brand and strategy development and professional fees related to legal, tax and accounting.

Our other expense for the years ended December 31, 2015 and 2014 was $132,751 and $68,820, respectively. The increase in other expense was primarily due to interest expense associated with our notes payable and amortization of debt discount which was partially offset by other income of $5020.

Liquidity and Capital Resources for the year ended December 31, 2015 compared to the year ended December 31, 2014:

Our cash balance at December 31, 2015, was $105,833 as compared to $100,355 at December 31, 2014, primarily as a result of cash consumed in operations of $946,180 and investment in fixed assets of $17,407, offset by $770,000 in funds raised through the issuance of convertible notes and $155,400 of cash acquired from our private placement offering.

Going Concern

Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of loans and equity financing from the sale of our common stock. We may also seek to obtain loans from our current investors. Currently, there are no arrangements in place for equity funding or new loans. There is no assurance that this series of events will be satisfactorily completed.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aquarius Cannabis, Inc.:

We have audited the accompanying consolidated balance sheets of Aquarius Cannabis, Inc. (“the Company”) as of December 31, 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Aquarius Cannabis, Inc., as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
May 20 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Aquarius Cannabis Inc.

Lafayette, Colorado, 80026

We have audited the accompanying consolidated balance sheets of Aquarius Cannabis Inc. and its subsidiary company as of December 31, 2014 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquarius Cannabis Inc. and its subsidiary company as of December 31, 2014 and the related statements of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, Colorado

July 28, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

AQUARIUS CANNABIS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$105,833	$100,355
Accounts receivable, related party	10,313	—
Inventory	—	—
Prepaid expenses and deposits	9,589	12,257
Prepaid expenses, related parties	—	12,000
Total current assets	125,735	124,612

Fixed assets, net of accumulated depreciation of $4,134 and $653, respectively	13,272	16,754

Total assets	$139,007	$141,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$82,213	$39,044
Accrued liabilities	16,872	9,118
Accrued interest - convertible notes payable	157,625	54,282
Deferred revenue	5,000	—
Due to related parties	16,725	16,225
Line of credit, net of debt discount	388,172	—
Notes payable	50,000	50,000
Notes payable, related party	200,000	200,000
Convertible note payable	28,000	—
Total current liabilities	944,607	368,669

Long term liabilities:
Convertible notes payable, net of debt discount	981,795	973,508
Convertible notes payable, related party	50,000	50,000
Total liabilities	1,976,402	1,392,177

Stockholders’ deficit
Preferred Stock, par value $0.0001; authorized shares 20,000,000; issued and outstanding shares 2,000,000 and 2,000,000, respectively	200	200
Preferred Stock - Series B, par value $0.0001; authorized shares 200,000; issued and outstanding shares 200,000 and 0, respectively	20	—
Common Stock, par value $0.0001; authorized shares 200,000,000; issued and outstanding shares 26,739,002 and 20,057,500, respectively	2,675	2,006
Common Stock earned, but not yet issued; 0 and 464,525 shares, respectively	—	47
Additional paid in capital	2,783,979	560,369
Less: stock subscriptions receivable	—	—
Accumulated deficit	(4,624,269)	(1,813,433)
Total stockholders’ deficit	(1,837,395)	(1,250,811)

Total liabilities and stockholders’ deficit	$139,007	$141,366

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenues - related party	$22,418	$—
Cost of goods sold	8,944	—
Gross Profit	13,474	—

Operating expenses:
Sales and marketing	255,320	172,312
Research and development	136,180	37,126
General and administrative	901,695	799,048
General and administrative, related parties	141,000	227,833
Share based compensation	944,069	10,450
Share based compensation, related parties	313,331	30,111
Total operating expenses	2,691,595	1,276,880

Operating loss	(2,678,121)	(1,276,880)

Other income (expense):
Interest income	9	50
Interest expense	(118,720)	(56,787)
Interest expense, related party	(8,997)	(4,000)
Amortization of debt discount	(10,027)	(5,083)
Other income	5,020	—
Total other income (expense)	(132,715)	(65,820)

Net loss	$(2,810,836)	$(1,342,700)

Net Income (loss) per common share: Basic and diluted	$(0.12)	$(0.07)

Weighted-average common shares outstanding: Basic and diluted	23,671,270	18,053,731

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Common Stock Earned,						Additional
	Common Stock		But Not Yet Issued		Preferred Stock		Preferred Stock -Series B		Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	17,701,650	$1,770	—	$—	1,966,850	$197	—	$—	348,118	(470,733)	$(120,648)

Shares issued in conjunction with notes payable for cash (1)	298,350	30	—	—	33,150	3	—	—	16,542	—	16,575

Reverse capitalization of Aquarius Cannabis Inc.	2,057,500	206	298,025	30	—	—	—	—	182,789	—	183,024

Shares issued for services	—	—	166,500	17	—	—	—	—	12,920	—	12,937

Net loss for year	—	—	—	—	—	—	—	—	—	(1,342,700)	(1,342,700)

Balance at December 31, 2014	20,057,500	2,006	464,525	47	2,000,000	200	—	—	560,369	(1,813,433)	(1,250,812)

Common stock owed	464,525	47	(464,525)	(47)	—	—	—	—	—	—	—

Common stock - Trillium	3,000,000	300	—	—	—	—	—	—	749,700	—	750,000

Common stock sold	100,000	10	—	—	—	—	—	—	49,990	—	50,000

Common Stock issued for services	3,116,977	313	—	—	—	—	—	—	787,919	—	788,232

Warrants and preferred stock issued for debt	—	—	—	—	—	—	200,000	20	18,119	—	18,139

Warrants issued to consultants	—	—	—	—	—	—	—	—	617,882	—	617,882

Net loss for year	—	—	—	—	—	—	—	—	—	(2,810,836)	(2,810,836)

Balance at December 31, 2015	26,739,002	$2,676	—	$—	2,000,000	$200	200,000	$20	$2,783,979	$(4,624,269)	$(1,837,395)

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Operating activities:
Net loss	$(2,810,836)	$(1,342,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, convertible notes	14,598	5,083
Equity-based compensation expense	1,406,114	40,562
Equity-based compensation expense - related party		—
Convertible notes payable issued for services	28,000	265,000
Depreciation	3,482	653
Changes in operating assets and liabilities:
Increase in Accounts receivable - related party	(10,313)	—
Increase in inventory	—	—
Increase in Prepaid expenses and deposits	2,668	(24,257)
Decrease in Prepaid expenses, related parties	12,000	—
Increase / (Decrease) in Accounts payable and accrued expenses	43,169	109,479
Increase in Accrued liabilities	7,753	—
Increase in Accrued interest notes payable	103,343	—
Increase in Deferred revenue	5,000	—
Increase in Due to related party	500	—
Net cash (used in) operating activities	(1,194,522)	(946,180)

Investing activities:
Cash acquired in reverse capitalization	—	155,400
Purchase of fixed assets	—	(17,407)
Repayments under note receivable	15,000	—
Advance under note receivable	(15,000)	—
Net cash used in investing activities	—	137,993

Financing activities:
Proceeds from line of credit	400,000	—
Proceeds from issuance of convertible notes payable	—	720,000
Proceeds from issuance of convertible notes payable - related party	—	50,000
Proceeds from issuance of common stock	800,000	—
Net cash provided by financing activities	1,200,000	770,000

Net (decrease) increase in cash	5,478	(38,187)

Cash and cash equivalents, beginning of period	100,355	138,542

Cash and cash equivalents, end of period	$105,833	$100,355

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Convertible note payable issued for services	$28,000	$265000
Equity interest issued for services	$618,792	$40,562

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 – Nature of Operations

Aquarius Cannabis Inc. ("we", "our", "us" or "Aquarius") was formed on July 3, 2014, under the laws of the State of Nevada, for the purpose of acquiring Aquarius Holdings LLC ("Aquarius Colorado"), a Colorado limited liability company, through an exchange of shares of our common and preferred stock to acquire 100% of the membership interests of Aquarius Colorado (“the Exchange”). It was our intention that, subsequent to completion of the Exchange, we would continue with the process of filing a Form S-1 Registration Statement with the Securities and Exchange Commission and achieve a listing for our common shares on the OTC Bulletin Board ("OTCBB") interdealer quotation system. Aquarius Colorado is a limited liability company organized on October 20, 2011 under the laws of the State of Colorado. The Exchange of our common and preferred shares for the acquisition of 100% of the membership interests of Aquarius Colorado was completed on December 1, 2014.

Pursuant to the Exchange, we issued 18,000,000 shares of our common stock and 2,000,000 shares of our preferred stock, both with a par value of $0.0001 per share, resulting in former members of Aquarius Colorado owning 90% of our outstanding common shares and 100% of our outstanding preferred shares. This reverse merger was accounted for as a reverse capitalization with Aquarius Colorado, the legally acquired entity, being treated as the acquirer of Aquarius for accounting and financial reporting purposes. Consequently, the accompanying condensed consolidated unaudited financial statements reflect the operations of Aquarius Colorado since Inception (October 20, 2011) and for Aquarius from the effective date of the Exchange (December 1, 2014). The issuance of shares pursuant to the Exchange has been retroactively presented in the footnotes to these condensed consolidated unaudited financial statements to reflect the common stock, preferred stock and additional paid in capital that was issued to members of Aquarius Colorado at the time of the Exchange.

Our principal business is the development, marketing and licensing of cannabis brands and to provide a variety of ancillary services, including production processes, components and consulting services to the cannabis industry. We are currently conducting research and development activities and preliminary marketing activities to develop and license proprietary production processes and new cannabis brands.

We have only recently begun operations and we rely upon borrowings and the issuance of our common shares for cash to fund our operations as we have only generated nominal revenue to date. Our business is subject to significant risks and uncertainties, including failure to secure additional funding necessary to complete the development of our products and services and to bring our products and services to market.

We do not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor do we intend to do so in the future.

Note 2 – Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. Since the inception (October 20, 2011) of the Company through December 31, 2015, we have incurred losses and we expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of loans and equity financing from the sale of our common stock. We may also seek to obtain loans from our current investors. Currently, there are no arrangements in place for equity funding or new loans. There is no assurance that this series of events will be satisfactorily completed.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Company fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the period presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Development Stage Company

We are a development stage company as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities". Additional disclosures required as a development stage company are that our financial statements be identified as those of a development stage company, and that the statements of operations, changes in stockholder’s deficit and cash flows disclosed activity since the date of our inception (October 11, 2011). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. Consequently, these additional disclosures are not included in our financial statements.

Reclassification

Certain reclassifications have been made to the prior year’s data to conform to current year presentation. These reclassifications had no effect on net income (loss).

Principles of Consolidation and Reverse Capitalization

As previously disclosed, effective December 1, 2014, we exchanged a total of 18,000,000 shares of our common stock and 2,000,000 shares of our preferred stock in exchange for the acquisition of 100% of the membership interests in Aquarius Colorado. Although we were the legal acquirer, the transaction has been accounted for as a reverse merger with Aquarius Colorado in the form of a reverse capitalization, whereby Aquarius Colorado becomes the accounting acquirer. Accordingly, the accompanying condensed consolidated unaudited financial statements reflect the results of Aquarius Colorado since Inception (October 20, 2011) and of Aquarius from the effective date of the Exchange (December 1, 2014). All costs associated with the reverse merger transaction were expensed as incurred.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, note receivable, prepaid expenses and deposits, accounts payable, amounts due from and to related parties, note payable and note payable, related party approximates fair value because of the short-term nature of these financial instruments. The carrying amount of our convertible notes payable at December 31, 2015, approximates their fair value based on our incremental borrowing rates.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Notes Receivable and Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. As of December 31, 2015 and 2014, we had no allowances on current receivables.

Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

Fixed Assets

Our fixed assets represents equipment stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from three to ten years. During the years ended December 31, 2015 and there were no purchases of fixed assets. During the year ended December 31, 2014 we purchased $17,407 of equipment.  We incurred depreciation expense of $2,613 and $653, for the years ended December 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

When applicable, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenue Recognition

We recognize revenue in accordance with ASC 605, "Revenue Recognition" which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. We defer any revenue for which the product or service has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product or service has been delivered or no refund will be required. As of December 31, 2015, the Company has recorded deferred revenue of $5,000, recognition of the revenue is contingent on the grow operation on which we consulted getting to harvest and ultimately to market which is anticipated to be completed by June 30, 2016. During the year s ended December 31, 2015 the Company generated revenue from the sale of products to an entity controlled by a shareholder and brother to Mr. Lawyer.

Advertising Expense

Advertising is expensed as incurred. We incurred $34,769 and $0 of advertising expense during the year ended December 31, 2015 and 2014, respectively.

Research and Development Expense

Research and development ("R&D") costs are charged to expense as incurred. Our R&D costs include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary brands and processes. We incurred R&D expense during the years ended December 31, 2015 and 2014 of $136,180 and $32,176, respectively.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Income Taxes

From its inception on October 20, 2011, through the effective date of the Exchange on December 1, 2014, Aquarius Holdings LLC was a limited liability company treated as a partnership for federal and state income tax purposes and all its income tax liabilities and, or, benefits were passed through to its members. As such, it did not recognize federal or state income taxes in the accompanying financial statements for the period from its inception on October 20, 2011 to December 1, 2014. Any uncertain tax position taken by its members did not result in an uncertain tax position of Aquarius Holdings LLC.

Aquarius Cannabis Inc. was a taxable entity from its incorporation on July 3, 2014 and Aquarius Holdings LLC became a taxable entity from the effective date of the Exchange on December 1, 2014. Accordingly, Federal and State income taxes are recognized in the accompanying financial statements for Aquarius Cannabis, Inc. from July 3, 2014 and for Aquarius Holdings LLC from December 1, 2014.

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

We follow the provisions of ASC 740, "Income Taxes". As a result of ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, "Earnings per Share." Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive securities that are not anti-dilutive.

During the year ended December 31, 2015 and 2014, there were potentially warrants and convertible debt instruments issued and outstanding. However, these potentially dilutive securities were excluded from the calculation of our loss per share as we incurred losses in all periods presented and their inclusion would have been anti-dilutive.

New Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

Note 4 – Notes Receivable

Effective February 25, 2015, we issued a $15,000 unsecured promissory note to Kyle Schuck, an outside contractor. The promissory note bore interest at 10.25% per annum and was to be paid in eight monthly payments of $2,000, beginning on June 28, 2015 and continuing until January 28, 2016. On July 29, 2015, the promissory note was repaid in full and the interest was forgiven.

Note 5 – Line of Credit

	December 31,
	2015	2014
Draws	$400,000	—
Less: unamortized debt discount	(11,828)	—
Balance at September 30, 2015	$388,172	$—

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On June 22, 2015, we entered into an unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of preferred stock valued at $20 ($.0001 per share) and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 1 year with a fair value of $18,119. As of December 31, 2015 we have drawn down $400,000 on the credit facility and amortized $6,229 of the debt discount.

Note 6 – Notes Payable

Our notes payable consists of the following:

	December 31,
	2015	2014
Note payable	$50,000	$50,000
Note payable, related party	$200,000	$200,000

Note Payable

Effective June 21, 2012, we issued a $50,000 unsecured demand promissory note to Daniel Hagel, one of our shareholders. The promissory note bears interest at 2% per annum, to be paid annually, beginning on June 21, 2015. As further consideration for making this loan, on June 21, 2012, we issued 2,723,346 common shares and 302,594 preferred shares, as of that date, to Mr. Hagel. The promissory note was recorded in our financial statements at its face value of $50,000. The $50,000 cash proceeds received from Mr. Hagel were allocated between the respective common, preferred shares and the promissory note based on their relative fair values, as determined by us, as of the date of the note (June 21, 2012). The fair value of common shares and promissory note were determined to be $50,000 and $0, respectively. Accordingly, the $50,000 cash proceeds were allocated in their entirety to the common shares and a corresponding $50,000 debt discount was recognized. Since the promissory note is due upon demand, the entire $50,000 debt discount was immediately amortized to interest expense in 2012 as an additional cost of this borrowing.

On March 1, 2013, new investors were issued 6,808,320 common shares and 756,480 preferred shares which resulted in dilution of Mr. Hagel’s pro-rata interest in us and consequently, as a shareholder holding less than 10% shareholder interest, as of that date, Mr. Hagel was no longer considered to be a related party for financial reporting purposes. Accordingly, the $50,000 note payable was reclassified from note payable, related party to note payable as of that date.

During the year ended December 31, 2015 and 2014, we incurred interest expense on the above note payable of $1,000, and $1,000, respectively.

As at December 31, 2015 and December 31, 2014, accrued interest payable on the above note payable is $3,527 and $2,527, respectively, and is included in accrued liabilities on our balance sheets.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note Payable, Related Party

Effective March 11, 2013, we issued a $200,000 unsecured demand promissory note to Ernest Rudyak, one of our directors. The promissory note bears interest at 2% per annum, to be paid annually. As further consideration for making this loan, on March 1, 2013, we issued 5,446,656 common shares and 605,184 preferred shares to Mr. Rudyak. The promissory note was recorded in our financial statements at its face value of $200,000. The $200,000 cash proceeds received from Mr. Rudyak were allocated between the commons shares, preferred shares and the promissory note based on relative fair values, as determined by us, as of the date of the note (March 11, 2013). The fair value of the common shares and promissory note were determined to be $200,000 and $0, respectively. Accordingly, the $200,000 cash proceeds were allocated in their entirety to the common shares and a corresponding $200,000 debt discount was recognized. Since the promissory note is due upon demand, the entire $200,000 debt discount was immediately amortized to interest expense in 2013 as an additional cost of this borrowing.

During the years ended December 31, 2015 and 2014, we incurred interest expense on the above note payable of $4,000 and $4,000, respectively. At December 31, 2015 and December 31, 2014, accrued interest payable on the above note payable was $11,219 and $7,219, respectively, and is included in due to related parties on our balance sheets.

Note 7 – Convertible Notes Payable

Our convertible notes payable consist of the following:

	December 31,
	2015	2014

Convertible notes payable, short term
Convertible note payable – MSMN18	$18,000	$—
Convertible note payable – MSMN10	10,000	—

Convertible notes payable, short term, total	$28,000	$—

Convertible notes payable, long term
Convertible note payable - Blackbridge	$250,000	$250,000
Convertible notes payable – 12% Notes	325,000	325,000
Convertible notes payable – 8% Notes	395,000	395,000
Convertible note payable – 8% Notes, related party	50,000	50,000
Convertible note payable - KCSA	15,000	15,000
Convertible notes payable, long term, total	1,035,000	1,035,000
Less: convertible note payable, related party	(50,000)	(50,000)
Less: unamortized debt discount	(3,205)	(11,492)
Convertible notes payable, long term, net of debt discount, total	$981,795	$973,508

On May 1, 2014, we entered into a consulting agreement with Blackbridge Capital, LLC, ("Blackbridge") to provide business advisory services, including introductions to prospective transaction parties in exchange for a $250,000 two-year unsecured convertible promissory note (the "Blackbridge Note") dated May 1, 2014, accruing interest at 12% per annum due upon maturity of the note. The Blackbridge Note is convertible by the holder into common stock, if or when, our shares of common stock become listed on the OTCBB, at a conversion price equal to 50% of the average of the three lowest daily trading prices for our common stock during the 60 day trading period ending on the last trading day prior to the conversion date. We have not assigned any value to the Blackbridge Note's conversion feature as our common stock is not publicly quoted and therefore the Note is not currently convertible. We will record the estimated value of such conversion feature, if or when, our common stock becomes publicly quoted.

The Company believes that Blackbridge did not provide the services bargained for under the consulting agreement, and we are currently being advised by legal counsel with respect to our rights and remedies.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

During the period from May 15, 2014, through June 2, 2014, we sold six convertible two-year convertible promissory notes (the "12% Notes") for total proceeds of $325,000. The 12% Notes are unsecured and accrue interest at 12% and interest is due upon maturity of the note. The 12% Notes are convertible by the holder into common stock, if or when, our shares of common stock become listed on the OTCBB, at a conversion price equal to 50% of the average of the three lowest daily trading prices for common stock during the 60 day trading period ending on the last trading day prior to the conversion date. We have not assigned any value to the 12% Notes' conversion feature as our common stock is not publicly quoted and therefore the 12% Notes are not currently convertible. We will record the estimated value of such conversion feature, if or when, our common stock becomes publicly quoted. In conjunction with the sale of the 12% notes, we issued each note holder 0.918 common shares and 0.102 preferred shares for every dollar of convertible note sold which resulted in a total of 298,350 common shares and 33,150 preferred shares being issued to holders of the 12% notes. The value of the shares issued totaled $16,575 which was recorded as a debt discount.

During the period from July 23, 2014, through December 31, 2014, we sold 22 two-year convertible promissory notes (the "8% Notes") for total proceeds of $445,000. The 8% Notes are unsecured and accrue interest at 8% and interest is due upon maturity of the note. The 8% Notes are convertible by the holder into shares of our common stock, if or when, our shares of common stock become listed on the OTCBB, beginning on the 40th trading day after the shares are listed, at a conversion price equal to the higher of (a) $0.20 per share, or (b) 60% of the average of the five lowest daily closing prices for common stock during the 20 day trading period ending on the last trading day prior to the conversion date. The 8% Notes can be redeemed by us at any time by paying the principal amount owed plus a 35% premium. We have not assigned any value to the 8% Notes' conversion feature as our common stock is not publicly quoted and therefore the 8% Notes are not currently convertible. We will record the estimated value of such conversion feature, if or when, our common stock becomes publicly quoted.

On December 19, 2014, we entered into a consulting agreement with KCSA Strategic Communications, ("KCSA") to provide marketing services, in exchange for a $15,000 two-year unsecured convertible promissory note (the "KCSA Note") dated December 19, 2014, accruing interest at 8% per annum due upon maturity of the note. The KCSA Note is convertible by the holder into shares of our common stock, if or when, our shares of common stock become listed on the OTCBB, at the higher of (1) $0.20 or (2) a forty (40%) percent discount to the average of the five (5) lowest closing prices for the twenty days preceding the conversion. We have not assigned any value to the KCSA Note's conversion feature as our common stock is not publicly quoted and therefore the KCSA Note is not currently convertible. We will record the estimated value of such conversion feature, if or when, our common stock becomes publicly quoted.

On March 1, 2015, we entered into a services agreement with My Social Marketing Network, LLC, ("MSMN") to provide internet marketing services, in exchange for a $18,000 one-year unsecured convertible promissory note (the "MSMN18 Note"), accruing interest at 8% per annum due upon maturity of the note. The MSMN18 Note is convertible by the holder into shares of our common stock at any time following forty (40) days from the date our shares of common stock become listed on the OTCBB, at the higher of (1) $0.20 or (2) a forty (40%) percent discount to the average of the five (5) lowest closing prices for the twenty days preceding the conversion. We have not assigned any value to the MSMN18 Note's conversion feature as our common stock is not publicly quoted and therefore the MSMN18 Note is not currently convertible. We will record the estimated value of such conversion feature, if or when, our common stock becomes publicly quoted.

On July 23, 2015, we entered into a services agreement with My Social Marketing Network, LLC, ("MSMN") to provide internet marketing services, in exchange for a $10,000 one-year unsecured convertible promissory note (the "MSMN18 Note"), accruing interest at 8% per annum due upon maturity of the note. The MSMN18 Note is convertible by the holder into shares of our common stock at any time following forty (40) days from the date our shares of common stock become listed on the OTCBB, at the higher of (1) $0.20 or (2) a forty (40%) percent discount to the average of the five (5) lowest closing prices for the twenty days preceding the conversion. We have not assigned any value to the MSMN18 Note's conversion feature as our common stock is not publicly quoted and therefore the MSMN18 Note is not currently convertible. We will record the estimated value of such conversion feature, if or when, our common stock becomes publicly quoted.

During the years ended December 31, 2015 and 2014 we incurred interest expense applicable to our convertible notes payable of $107,343 and $55,787, respectively. As at December 31, 2015 and December 31, 2014, accrued interest payable was $157,625 and $54,282, respectively, and this amount is included in accrued liabilities on our balance sheets.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Amortization of Debt Discount, Convertible Notes

During the year ended December 31, 2015 and 2014, we incurred amortization of debt discount expense, on the 12% Notes of $5,287 and $5,003, respectively. We did not incur any amortization of debt discount expense related to the above note payable during the three and nine months ended September 30, 2014.

Note 8 – Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We have independent contractor agreements which expire at various times through December 2015. Such agreements, which have been revised from time to time, provide for minimum salary levels, share-based compensation and commissions as well as for incentive bonuses that are payable if specified management goals are attained. Commission agreements include a commitment to pay one of our independent contractors a 60% commission, payable in our common shares, on all California portfolio brand revenue generated during the first year of California sales.

Legal Proceedings

We were not subject to any legal proceedings during the year ended December 31, 2015 or 2014, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Note 9 – Stockholders' Deficit

Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

Each share of preferred stock shall have one hundred (100) votes per share for all purposes. Our preferred stock does not provide preemptive, subscription, liquidation or conversion rights and there are no redemption or sinking fund provisions or rights. The preferred stock can be redeemed by us at any time with no consideration provided. Our preferred stockholders are not entitled to cumulative voting for election of our Board. Of the 20,000,000 shares of preferred stock the company is authorized to issue, we have issued 2,000,000 shares designated as Series A Preferred and 200,000 shares designated as Series B Preferred. Both Series A and Series B carry the same shareholder rights as outlined above.

On July 6, 2015, we entered into a new unsecured credit facility with an existing related party (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of series B preferred stock and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. As of December 31, 2015 we received $400,000.

Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock shall have one (1) vote per share for all purposes. Our common stock does not provide preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for election of our Board.

Common and Preferred Stock Issued and Outstanding

As at December 31, 2015, there were a total of 20,057,500 shares of common stock and 2,000,000 preferred shares issued and outstanding.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On January 2, 2015, we issued 464,525 common shares to contractors for services valued at $36,094 which were provided between August and December 2014. These shares had been disclosed as Common Stock earned, but not yet issued as of December 31, 2014.

On February 23, 2015, we sold 1,000,000 shares of common stock to a new investor. The investment includes warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.40 per share, those warrants expiring one year from the first day that the common stock is traded on the OTCQB marketplace. The investment also includes warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share, those warrants expiring two years from the first day that the common stock is traded on the OTCQB marketplace. The investment totaled $250,000 of which $100,000 was received on February 24, 2015 and the balance of $150,000 was received on April 2, 2015.

On March 25, 2015, we sold 2,000,000 shares of common stock to an existing investor which included warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.40 per share, those warrants expiring one year from the first day that the common stock is traded on any exchange, warrants to purchase up to 1,250,000 shares of common stock at an exercise price of $0.40 per share, those warrants expiring one year one year from the date of purchase, and warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.50 per share, those warrants expiring two years from the first day that the common stock is traded on any exchange. The investment is to be paid in installments of $62,500 per month between April and November 2015 for a total investment of $500,000. As of December 31, 2015, all 2,000,000 of these common shares are recorded as issued and outstanding and all owed had been received.

On April 1, 2015, we issued 621,040 shares of common stock, valued at $0.11 per share, based on the most recent cash sale of common stock, which was earned by contractors during the three months ended March 31, 2015.

On April 27, 2015, we sold 225,000 shares of common stock at a price of $0.33 per share to a new investor which included warrants to purchase up to 225,000 shares of common stock at an exercise price of $0.75 per share, those warrants expiring 18 months from the first day that the common stock is traded on any exchange. The investment totaled $75,000 which was received in its entirety on May 11, 2015.

On May 1, 2015, we issued 129,732 shares of common stock, valued at $0.208 per share, based on the most recent cash sale of common stock, for services provided by contractors in April 2015.

On June 30, 2015, we issued 234,765 shares of common stock, valued at $0.208 per share, based on the most recent cash sale of common stock, for services provided by contractors in May and June 2015.

On July 14, 2015, we sold 100,000 shares of common stock to a new investor which included 100,000 warrants to purchase up to an additional 100,000 shares of common stock at an exercise price of $0.80 per share, those warrants expiring two years from the first day that the common stock is traded on the OTCQB marketplace. The investment totaled $50,000 which was received by us on July 20, 2015.

On July 15, 2015, we agreed to issue a total of 1,000,000 shares of common stock, valued at $0.302 per share, based on the most recent cash sale of common stock to several Employees of the Company. All 1,000,000 shares were issued on September 3, 2015.

On September 28, 2015, the Company agreed to issue 50,000 shares of common stock valued at $0.302 per share, based on the most recent cash sale of common stock to an individual in consideration for the termination of the joint venture agreement first entered into on April 23, 2015.

On September 30, 2015, we agreed to issue a total of 496,240 shares of common stock, valued at $0.302 per share, based on the most recent cash sale of common stock to several Employees and consultants of the Company. All 496,240 shares were issued on October 23, 2015.

As at September 30, 2015, there were a total of 26,378,802 shares of common stock, 2,000,000 shares of preferred stock and 200,000 shares of preferred stock series B issued and outstanding.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2015 agreed to issue 360,200 common shares to several contractors and employees of the company for services provided to us valued at $0.302 per share, based on the most recent cash sale of common stock.

Warrants Issued

On June 22, 2015, we entered into a new unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of preferred stock valued at $20 ($.0001 per share) and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. . The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 1.41 years with a fair value of $18,119. As of December 31, 2015 we have drawn down $400,000 on the credit facility.

On July 14, 2015, we sold 100,000 shares of common stock to a new investor which included 100,000 warrants to purchase up to 100,000 shares of common stock at an exercise price of $0.80 per share, those warrants expiring two years from the first day that the common stock is traded on the OTCQB marketplace. The investment totaled $50,000 which was received by us on July 20, 2015.

On September 30, 2015, the Company agreed to issue 60,913 warrants to several contractors as compensation for services. The warrants will expire 24 months from the start of trading and have an exercise price of $0.30. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 2.41 years with a fair value of $14,342.

On December 1, 2015 the Company entered into an agreement with an independent contractor for financial consulting services. The term of the agreement is one year and continues for additional one (1) year periods unless the Company gives Contractor not less than three (3) months’ prior written notice of non-renewal. The Company agreed to pay to the Contractor $7,500 per month in advance for his services (whether solely as an independent contractor or as an independent contractor and Chairman of the Board and/or Acting CFO). Beginning on the first day of the first calendar quarter following the Company’s receipt of at least $500,000 in gross proceeds from the sale of its equity securities to one or more third parties, the Company will pay the Contractor $22,500 per quarter in advance. The Company also agreed to issue to the Contractor 26,000 common shares of the Company per month. The Contractor may elect to receive, at his sole election, in lieu of the Shares, Non-Qualified Stock Options to acquire Shares of the Company with an exercise price equal to the FMV of Shares on the date of issuance and a term of 7 years from the date of issuance. The Company agreed to issue the Contractor, an aggregate of 3,500,000 warrants with a standard “cashless” exercise feature, to vest based upon the schedule below, with the caveat that no additional warrants shall vest to Consultant after a termination (a) by the Company for Cause, as defined herein, or (b) by the Consultant without Cause:

i.

2,000,000 warrants shall vest upon the Effective Date;

ii.

An additional 375,000 warrants shall vest after 3 months of service beginning on the Effective Date;

iii.

An additional 375,000 warrants shall vest after 6 months of service beginning on the Effective Date;

iv.

An additional 375,000 warrants shall vest after 9 months of service beginning on the Effective Date; and

v.

An additional 375,000 warrants shall vest after 12 months of service beginning on the Effective Date.

The Warrants will have an exercise price of $0.077 and will expire seven (7) years from the date of issuance.  Should the Contractor terminate this Agreement without Cause or be terminated by the Company with Cause prior to end of the Term of this Agreement, (a) Contractor shall forfeit the Warrants for any period noted above which has not yet commenced; and (b) for any period which has commenced, then the Contractor shall retain the warrants for the days that have elapsed within the period prior to the effective date of the termination, and shall forfeit the warrants not yet vested on the termination date, on a pro rata basis of 4,167 warrants vesting for each day of the period noted above which have elapsed prior to termination.  The Contractor further agreed that he could only exercise warrants that have vested based upon the above. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of 1.19%, and expected life of 7 years with a fair value of $603,540.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Common Stock Not Yet Issued

As at December 31, 2014, there were a total of 464,525 shares of common stock that had been earned by contractors for services provided prior to December 31, 2014, but were not issued prior to December 31, 2014. On January 2, 2015, all of these shares were issued.

Warrants

The following tables summarize our share warrants outstanding as of December 31, 2015 and December 31, 2014:

	Year Ended December 31, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, December 31, 2014	—	—	$—
Issued	8,485,913	2.5	0.37
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, December 31, 2015	8,485,913	2.5	$0.47
Warrants exercisable, December 31, 2015	3,250,000	4.4	$0.15

The following table summarizes information about warrants outstanding at December 31, 2015:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Years

$0.08	2,000,000	6.9
$0.30	60,913	2.0
$0.40	3,100,000	1.0
$0.50	3,000,000	1.5
$0.75	225,000	.9
$0.80	100,000	2.0
$0.46	8,485,913	2.58

Note 10 - Related Party Transactions

Management Fees – Related Parties

In addition to the related party transactions described in Note 5 Notes Payable and Note 6 Convertible Notes Payable to these condensed consolidated unaudited financial statements; we incurred management fees and equity-based compensation expense included in general and administrative expense, to (a) Mr. Grede, Aquarius’ Executive Vice President, and an entity controlled by Mr. Grede, The Aspen Alliance ("TAA"), and (b) Mr. Lawyer, Aquarius’ Chief Executive Officer and an entity controlled by Mr. Lawyer, TAG, as follows:

	During The Years Ended December 31,
	2015	2014
Management fees – Mr. Grede and TAA	$49,500	$81,000
Management fees – Mr. Lawyer and TAG	91,500	146,833
	$141,000	$227,833

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Interest Expense and Interest Payments – Related Party

	During The Years Ended December 31,
	2015	2014
Interest expense – Mr. Rudyak	$4,000	$4,000

During the years ended December 31, 2015 and 2014, we did not make any interest payments to this related party.

Prepaid Expenses, Related Parties

Prepaid expenses due from related parties are included in our balance sheets as follows:

	December 31,
	2015	2014
Prepaid expenses – TAG	$—	$12,000
Prepaid expenses, related parties – total	$—	$12,000

The prepaid expenses related to marketing services to be provided to us by TAG for the period from April 1, 2015 through December 31, 2015.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our balance sheets as follows:

	December 31,
	2015	2014
Accounts payable – Mr. Lawyer and TAG	$—	$7,500
Accrued interest payable - Mr. Rudyak	11,219	7,219
Accrued interest - convertible notes	5,505	1,506
Due to related parties – total	$16,724	$16,225

Notes Payable – Related Parties

As described in Note 6 Notes Payable to these condensed consolidated unaudited financial statements, on March 11, 2013, we borrowed $200,000 from Mr. Rudyak and our note payable, related party balance was $200,000 on each of December 31, 2015 and December 31, 2014.

There were no borrowings or repayments to related parties during the years ended December 31, 2015 and 2014.

Revenue – Related Party

During the year ended December 31, 2015 the Company generated revenue from the sale of products in the amount of $22,418 to an entity controlled by a shareholder and brother to Mr. Lawyer.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 11 – Share-based Compensation

Share-based Compensation Expense

Equity-based compensation expense is included in our statements of operations for the years ended December 31, 2015 and 2014 as follows:

	For the Years Ended December 31,
	2015	2014
Research and development expense, related party	$141,000	$584
General and administrative expense	944,069	9,866
General and administrative expense, related party	313,331	30,111
	$1,398,400	$40,562

Note 12 – Income Taxes

From its inception on October 20, 2011 through the effective date of the Exchange on December 1, 2014, Aquarius Holdings LLC was a limited liability company treated as a partnership for federal and state income tax purposes and all its income tax liabilities and, or, benefits were passed through to its members. As such, it did not recognize federal or state income taxes in the accompanying financial statements for the period its inception on October 20, 2011 to December 1, 2014. Any uncertain tax position taken by its members did not result in an uncertain tax position of Aquarius Holdings LLC.

In accordance with the Aquarius Holdings LLC’s Membership Agreement, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its members to pay taxes on the taxable income of Aquarius Holdings LLC, Aquarius Holdings LLC was required to make distributions to its members in amounts equal to the estimated tax liability of the members computed as if the members paid income tax at the highest marginal federal and state rate applicable to an individual resident of Colorado, in the event that taxable income is generated for the members. There was no taxable income and therefore no distributions for the period from October 20, 2011 to December 1, 2014.

Aquarius Cannabis Inc. was a taxable entity from its incorporation on July 3, 2014 and Aquarius Holdings LLC became a taxable entity from the effective date of the Exchange on December 1, 2014. Accordingly, Federal and State income taxes are recognized the accompanying financial statements for Aquarius Cannabis Inc. from July 3, 2014 and for Aquarius Holdings LLC from December 1, 2014.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.

As of December 31, 2015 and December 31, 2014 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,877,286 and $180,922, respectively, which may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $657,050 and $0, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

	As of December 31,
	2015	2014
Cumulative losses before income taxes	$(4,624,269)	$(1,813,433)
Losses passed through to members of Aquarius Holdings, LLC	1,632,511	1,632,511
Losses available to Aquarius Cannabis Inc. for carry forward	(2,991,758)	(180,922)
Valuation allowance	2,991,758	180,922
Losses available to Aquarius Cannabis Inc, net of valuation allowance	$—	$—

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Income tax expense (benefit) for the years ended December 31, 2015 and 2014 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the years ended December 31,
	2015	2014
Tax at statutory rate	$(1,047,115)	$(63,323)
Change in valuation allowance	1,047,115	63,323
Total tax expense	$—	$—

	For the years ended December 31,
	2015	2014
Income tax provision at federal statutory rate	(35.0)%	(35.0)%
Less valuation allowance	35.0%	35.0%
Total tax expense	—%	—%

As of December 31, 2015, the Company had operating tax loss carry-forwards which will begin to expire, if not utilized, beginning in 2034.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

The Company follows GAAP with regard to recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded on the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of tax expense, as necessary.

The Company has not incurred any interest or penalties as of September 30, 2015. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. There are no ongoing examinations by taxing authorities at this time.

Note 13 - Subsequent Events

On June 22, 2015, we entered into a new unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. Subsequent to December 31, 2015 we drew down an additional $290,000.

As of April 14, 2016 the Company agreed to issue 530,434 common shares to several contractors and employees of the company for services provided to us valued at $0.302 per share, based on the most recent cash sale of common stock.

As of May 9, 2016, a holder of a $50,000 convertible note at 12% agreed to amend the original terms of the convertible note. The amendment creates a $0.125 conversion price floor, extends the maturity date from May 19, 2016 to November 17, 2017, limits to a maximum of $25,000 for conversions within a thirty (30) day period, limits the maximum sale on converted shares to 20% of previous thirty (30) day average daily share trade volume for share prices under $0.40, and allows a $0.20 conversion price during first 120 days of trading, subject to the maximum conversion and sale conditions listed above.

As of May 15, 2016 holders of $225,000 of convertible notes elected to convert their note balances and accrued interest of $53,424 into common stock at a conversion price of $0.125 per share.  The Company has agreed to issue a total of 2,227,397 shares of common stock.

AQUARIUS CANNABIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On May 16, 2016 the Company agreed to extend warrants issued on March 25, 2015 to Trillium Group, LLC, which purchased 250,000 Units for an aggregate of $500,000.  The unit included Five (5) warrants to purchase one (1) share of the Common Stock with the warrant having an exercise price of $0.40 per share and the warrant terminating on the one (1) year anniversary of the date that the unit is purchased. The warrants now terminate on the one year anniversary from the date the Company’s common stock is listed on the OTC Markets. The warrants shall have an exercise price of $0.20 within one hundred twenty (120) days from the first date the Company’s common stock is listed on the OTC Markets.

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Our management has determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1)	Previous Independent Registered Public Accounting Firm

(i)	On April 13, 2016 Aquarius Cannabis, Inc. (the “Company”) dismissed its independent registered public accounting firm, Pritchett, Siler & Hardy, P.C. (“Pritchett”).

(ii)	The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

(iii)

During the Company’s two most recent fiscal years ended December 31, 2015 and 2014 and any subsequent interim periods through April 13, 2016, the date of dismissal, (a) there were no disagreements with Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pritchett, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(iv)

On April 19, 2016, the Company provided Pritchett with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K.

(2)	New Independent Registered Public Accounting Firm

On April 13, 2016, the Board of Directors of the Company engaged BF Borgers CPA, P.C. (“Borgers”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2015 and 2014 and any subsequent interim periods through the date hereof prior to the engagement of Borgers, neither the Company, nor someone on its behalf, has consulted Borgers regarding:

(i)

either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Aquarius’ management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the evaluation date that the Company’s disclosure controls and procedures were not effective due to material weaknesses indicated below.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Aquarius’ assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with the Company’s established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of Aquarius’ Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2015.

Aquarius’ management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2015 and identified the following material weaknesses:

a)

Lack of audit committee and one outside director on the Company’s board of directors. Aquarius does not have a functioning audit committee and the Company has one outside director on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

b)	Lack of proper segregation of duties due to limited personnel.

c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

Aquarius’ management is committed to improving the Company’s internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) may consider appointing outside directors and audit committee members in the future.

Aquarius’ management, including the Company’s Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of Aquarius’ registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no significant changes in Aquarius’ internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information.

Reference is made to the disclosure set forth under the caption Unregistered Sales of Equity Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our officers and directors as of February 8, 2016. Our executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or their successors are elected and qualified.

Name	Age	Position
Michael Davis Lawyer	29	Chief Executive Officer, Chief Financial Officer, and Director
Jenna Schuck	27	Executive Vice President, Chief Operating Officer
Donald V. Grede	66	Director
Ernest M. Rudyak	28	Director
Michael Asch	49	Chairman of the Board of Directors Nominee and acting Chief Financial Officer Nominee*

———————

* Michael A. Asch will be nominated for election as Chairman of the Board of Directors and will be appointed acting Chief Financial Officer of the Company once the Company obtains $1,000,000 in Director’s and Officer’s liability insurance, which the Company is currently in the process of obtaining.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Michael Davis Lawyer is a co-founder of Aquarius and Aquarius Colorado. Mr. Lawyer is a hands-on leader who is intimately familiar with the details of every aspect of the marijuana industry. He believes that cannabis is the single most valuable renewable resource on the planet, and he is dedicated to the full commercialization of both medical and recreational cannabis.

Mr. Lawyer has served as Managing Member of The Aquarius Group, LLC ("TAG") since its inception in October 2012. TAG provides business consulting, coaching, marketing services and management services to small businesses including Aquarius. Mr. Lawyer also served as manager of Higher Living L.A., A Cooperative Corporation from October 2009 to May 2012.

Mr. Lawyer is a lifetime entrepreneur who created medical marijuana retail, wholesale, and cultivation businesses in California from 2009-2012. In that time, Mr. Lawyer developed the vision for branding marijuana and gained the knowledge he needed to bring that vision to life.

After recognizing the likelihood of Colorado's legalization of recreational marijuana during 2011, Mr. Lawyer founded Aquarius Colorado in Colorado with Donald Grede.

Mr. Lawyer has an undergraduate degree in Political Science from the University of Southern California.

Mr. Lawyer's qualifications to serve on our Board include his creation of medical marijuana businesses over the last five years.

Mr. Lawyer pled guilty on October 5, 2009, to a DUI in Los Angeles. Mr. Lawyer has completed his sentence in connection with this matter and his driver's license has been reinstated. Mr. Lawyer pled guilty in August 2011 to the misdemeanor crime of possession of more than one ounce of cannabis. In April 2014, Mr. Lawyer pled guilty to the charge of misdemeanor possession of more than one gram of concentrated cannabis.

Jenna Schuck joined Aquarius Cannabis in 2014 as Director of Corporate Communications, and expanded her role during her tenure, launching the Company’s first product brand, Golden Gateway(TM), prior to becoming Chief Operating Officer on September 1, 2015.  Ms. Schuck built her career consulting start-ups, including Aquarius Cannabis, on strategic development, marketing, branding, and messaging, prior to joining Aquarius Cannabis full time.

Ms. Schuck received a Bachelor of Arts in Global Business and a Master of Arts in International Relations from the University of Southern California.

Donald Grede is a co-founder of Aquarius and Aquarius Colorado. Mr. Grede has a long history as a start-up executive and extensive experience in business-to-business sales. Mr. Grede has served as the President of Portable Air of Colorado, Inc., a private HVAC company, since its inception in July 2010. Mr. Grede has served as the General Manager of Ingenera USA Incorporated, a private company that markets environmentally friendly construction products, since its inception in February 2013. He is responsible for business administration and the development and implementation of our business in Colorado.

Mr. Grede got into the medical marijuana business after medical marijuana growers in Colorado began ordering large HVAC systems from one of his businesses. After observing the inconsistent nature of the industry, Mr. Grede recognized a major opportunity to bring professional business practices into this new market. He is on a mission to raise standards across the industry through consistency in all aspects of the business.

Mr. Grede has a MBA from the MIT Sloan School of Business.

Mr. Grede's qualifications to serve on our Board include his experience as a start-up executive and in business-to-business sales.

Ernest Rudyak was appointed a director of the Company in March 2015. Mr. Rudyak holds the position of Chairman of the Board of Directors at CJSC Engeocom, a leading Heavy Civil General Contractor in Russia. CJSC Engeocom’s portfolio includes projects around the world ranging from metro, road, tunnel, residential, shopping centers, airports, hotels, and stadiums. Notable works include the reconstruction of the Moscow River Canal, construction of the Ritz Carlton Hotel-Moscow and construction of the “Fisht” Central Olympic Stadium, and the “Iceberg” Ice Skating Palace for the 2014 Winter Olympics in Sochi.

Mr. Rudyak is also primary owner of a retail distribution company, which operates mono-brand retail stores throughout the Russian Federation, Ukraine and Kazakhstan. The company exclusively distributes and retails premium cosmetic products from many of the world’s most renowned cosmetics brands.

Mr. Rudyak received his Bachelor of Science in Civil Engineering from the University of Southern California.

Mr. Rudyak’s qualifications to serve on our board include his extensive business experience, network and executive board experience.

Michael A. Asch will be nominated for election as Chairman of the Board of Directors and will also be appointed acting Chief Financial Officer once the Company obtains $1,000,000 in Director’s and Officer’s liability insurance.  Mr. Asch has been President of Anniston Capital, Inc., a private merchant banking firm, since 1992.  Since 2008, he has been Managing Member of MARS Capital Technologies, LLC, a private investment firm.  Since 2013, he has been Managing Member of Anodes Partners LLC, a technology licensing sales company.  Mr. Asch was President, Chief Operating Officer, Chief Financial Officer and a Director of Rexx Environmental Corporation, an American Stock Exchange listed company, from 1997 until 2000, when it completed a merger to become Newtek Business Services Corp., a Nasdaq listed business services company.  From 1993 until 1996, he was CFO and a Director of Oak Hill Sportswear Corporation, a Nasdaq listed company.  Prior to founding Anniston Capital in 1992, Mr. Asch was an Associate in the investment banking division of Robert Fleming, Inc. and a Corporate Finance Analyst with Wertheim Schroder & Co. Incorporated.  He has also served on the board of numerous privately held companies and non-profit organizations.

Mr. Asch received a Bachelor of Science in Economics from The Wharton School of The University of Pennsylvania.

Mr. Asch’s qualifications to serve on our board include his extensive business experience, including serving as an Officer and Director of Nasdaq and American Stock Exchange listed companies, completing many mergers and acquisitions as both a principal and advisor, and financial management of both publicly traded and privately held companies in several industries.

Involvement in Certain Legal Proceedings

To the best of Aquarius’ knowledge, none of the Company’s directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in Aquarius’ discussion below in “Certain Relationships and Related Transactions,” none of the Company’s directors or executive officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Committees

The board of directors has no standing committees.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Code of Ethics

We have not adopted a Code of Ethics, but we expect to adopt a Code of Ethics in fiscal 2016 and will post such code to our website.

Item 11.  Executive Compensation.

Summary Compensation Table

As a smaller reporting company, we are required to disclose the executive compensation of our "Named Executive Officers", which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity (the "CEO"); (ii) the two other most highly compensated executive officers of Aquarius serving as executive officers at the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

The following Summary Compensation Table sets forth for fiscal years 2013, 2014 and 2015 the compensation, awarded to, paid to, or earned by our named executive officers in their capacities as executive officers of Aquarius Cannabis Inc.

						Non-Equity
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (4)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Michael Davis Lawyer (1)	2015	90,000	0	91,708	0	0	0	0	181,708
	2014	96,102	0	54,568	0	0	0	0	150,670
	2013	13,500	0	0	0	0	0	0	13,500

Donald V. Grede (2)	2015	71,000	0	122,381	0	0	0	0	193,381
	2014	85,000	0	5,828	0	0	0	0	90,828
	2013	29,000	0	0	0	0	0	0	29,000

Jenna Schuck (3)	2015	30,000		41,978	0	0	0	0	71.978
	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

———————

(1)

Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company on July 3, 2014. Includes $50,100 of equity-based compensation paid to TAG, an entity where Mr. Lawyer is Managing Member.

(2)	Appointed President as of September 1, 2014 and a director of the Company on July 3, 2014.
(3)

Appointed Chief Operating Officer on September 1, 2015.  Ms. Schuck was awarded 139,000 shares of common stock for services performed from September 1, 2015 through December 31, 2015.  The shares were valued at $0.302 per share.

(4)

Mr. Lawyer was awarded 57,500 shares of common stock during the year 2014. Mr. Grede was awarded 75,000 shares of common stock during the year fiscal year 2014. The shares were valued at $0.0777 per share.  Mr. Lawyer was awarded 364,000 shares of common stock during the fiscal year 2015.  The shares were valued between $0.1110 and $0.302 per share.  Mr. Grede was awarded 513,000 shares of common stock during the fiscal year 2015.  The shares were valued between $0.1110 and $0.302 per share.

Narrative Disclosure to Summary Compensation Table

In 2013, Messrs. Grede and Lawyer received management fees as independent contractors for Aquarius Colorado.  Mr. Grede was paid management fees through his professional consulting services firm, TAA. Mr. Lawyer was paid his consulting fees through his professional consulting services firm, TAG.

In 2014 and through August 31, 2015, Mr. Lawyer received management fees as an independent contractor through his professional consulting firm, TAG.  Mr. Lawyer became a full time employee of the Company on September 1, 2015.

During 2014, Mr. Grede was paid management fees through his professional consulting services firm, TAA.  From January 1, 2015 until August 31, 2015, Mr. Grede was paid directly for his consultancy services until his employment with the Company commenced on September 1, 2015.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal year ended December 31, 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Under independent contractor arrangements with Aquarius Colorado, effective December 1, 2014 and for a period of nine (9) months, Mr. Grede received compensation of $4,000 per month from December 1, 2014 through March 31, 2015, $7,500 per month from April 1, 2015 through August 31, 2015.  Mr. Grede was hired full time by the Company on September 1, 2015 and became a part-time employee effective December 1, 2015.  From September 1, 2015 through December 31, he received compensation of 25,500. In addition, he received 75,000 shares of common stock for services rendered from September 1, 2014 through December 31, 2014, 135,500 shares of common stock for services rendered January 1, 2015 through March 31, 2015, 60,000 shares of common stock for services rendered April 1, 2015 through June 30, 2015, 40,000 shares of common stock for services rendered July 1, 2015 through August 31, 2015, and 118,000 shares of common stock for services rendered September 1, 2015 through December 31, 2015.

Mr. Lawyer received compensation of $9,000 per month from September 2014 through November 2014, and $7,500 in December 2014. Mr. Lawyer received compensation of $60,000 from January 1, 2015 through August 31, 2015.  Mr. Lawyer was hired full time by the Company on September 1, 2015 and earned a salary of $30,000 from September 1, 2015 through December 31, 2015. In addition, he received 12,500 shares of common stock per month for services rendered from September 2014 through November 2014, 20,000 shares for services rendered for the month of December 2014, 60,000 shares of common stock for services rendered January 1, 2015 through March 31, 2015, 60,000 shares for services rendered April 1, 2015 through June 30, 2015, 40,000 shares for services rendered July 1, 2015 through August 31, 2015, and 144,000 shares of common stock for services rendered September 1, 2015 through December 31, 2015.

TAG, an entity controlled by Mr. Lawyer, entered into a contract with Aquarius Colorado effective July 1, 2014 through June 30, 2015 for company use of Mr. Lawyer’s home.  The terms include $500 per month services availability fee, $1,000 per event, $100 per night bedroom fee, $30 per hour meeting space fee and $300 per day for event usage in excess of 48 hours. TAG was paid a total of $13,500 for services provided under the terms of the housing contract.

	Twelve Months Ended December 31,
	2014	2015
Management fees – Mr. Grede and TAA	$81,000	$49,500
Management fees – Mr. Lawyer and TAG	146,833	91,500
	$227,833	$141,500

	Nine Months Ended September 30,
	2014	2015
Management fees – Mr. Grede and TAA	$49,500	$45,500
Management fees – Mr. Lawyer and TAG	91,500	60,000
	$106,000	$105,500

On September 1, 2015, the Company hired Messrs. Grede and Lawyer as full time employees. Mr. Grede was hired in the role of Chief Capital Officer and receives compensation of $7,500 per month and 26,000 shares of company stock per month. Mr. Lawyer was hired as Chief Executive Officer and receives compensation of $7,500 per month and 26,000 shares of company stock per month.

As of December 1, 2015 Mr. Grede serves as a part-time employee of the Company and receives cash compensation of $3,000 per month.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2015:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Michael Davis Lawyer (1)	0	0	0	0	0	0	0

Donald V. Grede (2)	0	0	0	0	0	0	0

Ernest Rudyak (3)	0	0	0	0	0	0	0

———————

(1)	Appointed President, Chief Executive Officer, CFO and a director of Aquarius on July 3, 2014.
(2)	Has served as a director of Aquarius since July 3, 2014.
(3)	Has served as a director of Aquarius since March 6, 2015.

Narrative to Director Compensation Table

We do not compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Risk Assessment in Compensation Programs

Due to the size and scope of our business, and the amount of compensation, we do not have any employee compensation policies and programs to review to determine whether its policies and programs create risks that are reasonably likely to have a material adverse effect on our business.

The Company extended medical healthcare benefits to its full-time employees beginning September 1 2015. At a later time, depending on our cash flow and profitability, we may offer additional employee benefits.

No retirement, pension, profit sharing, or long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 19, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of any class of our securities; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of us, at the address of: Aquarius Cannabis Inc., 515 South Flower Street, 36th Floor, Los Angeles, CA 90071.

Name of Beneficial Owner and Address 5% Security Holders	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)

Trillium Group LLC	3,000,000	7.30%	200,000	9.09%

Directors and Executive Officers
Michael Davis Lawyer, President, Chief Executive Officer, Chief Financial Officer, and Director	6,423,738	15.64%	711,092	32.33%

Jenna Schuck, Chief Operating Officer	857,000	2.09%	0	0%

Donald Grede, Director	3,312,346	8.07%	302,594	13.75%

Ernest Rudyak, Director	6,331,738	15.42%	801,868	36.45%

All directors and officers as a group (4 people)	16,768,822	41.22%	1,815,554	82.53%

———————

(1)

As of May 18, 2016, we have 27,269,436 shares of Common Stock outstanding. Upon conversion, of all of the convertible promissory notes and warrants issued, we will have up to 41,070,349 shares of Common Stock outstanding. The percentages are based on the 41,070,349 number.

(2)

As of May 18, 2016, we have 2,000,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of 100 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 200,000,000.

As of May 18, 2016, we have 200,000 shares of Series B Preferred Stock outstanding. These Series B Preferred shares were issued on September 22, 2015. Each share of Series B Preferred Stock has voting rights of 100 votes per share, identical to the voting rights of the Series A Preferred Stock. The total aggregate number of votes for the Series B Preferred Stock is 20,000,000. The percentages are based on the 2,200,000 aggregate number of preferred shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

On July 3, 2014, we issued 1,000 shares of our Common Stock to each of Mr. Lawyer our CEO and Mr. Grede, our Director for services. Each set of 1,000 shares had a fair value of $78 ($0.07777 fair value per share).

Management Fees – Related Parties

We incurred management fees for services partly or wholly provided personally by Mr. Lawyer and Mr. Grede to two entities; (a) The Aspen Alliance ("TAA"), an entity controlled by Mr. Grede, and (b) TAG as follows:

	Years Ended December 31,
	2014	2015
Management fees – Mr. Grede and TAA	$81,000	$49,500
Management fees – Mr. Lawyer and TAG	146,833	91,500
Management Fees – Related Parties – Total	$227,833	$141,000

Under independent contractor arrangements with Aquarius Colorado, effective December 1, 2014 and for a period of nine (9) months through August 31, 2015, Mr. Grede received compensation of $4,000 per month for the first four (4) months, then $7,500 for the remaining five (5) months.  In addition, he received 75,000 shares of commons stock for services rendered from September 1, 2014 through December 31, 2014, 135,000 shares of common stock for services rendered January 1, 2015 through March 31, 2015, 60,000 shares of common stock for services rendered April 1, 2015 through June 30, 2015, and 40,000 shares of common stock for services rendered July 1, 2015 through September 30, 2015.  Mr. Lawyer received compensation of $9,000 per month from September 2014 through November 2014, and $7,500 in December 2014. In addition, he received 12,500 shares of common stock per month for services rendered from September 2014 through November 2014, 20,000 shares for services rendered for the month of December 2014, 60,000 shares of common stock for services rendered January 1, 2015 through March 31, 2015, 60,000 shares of common stock for services rendered April 1, 2015 through June 30, 2015, and 40,000 shares of common stock for services rendered from July 1, 2015 through August 31, 2015.  TAG, an entity controlled by Mr. Lawyer, received certain payments for company use of Mr. Lawyer’s home. The terms included $500 per month services availability fee, $1,000 per event, $100 per night bedroom fee, $30 per hour meeting space fee and $300 per day for event usage in excess of 48 hours. Effective August 31, 2015 both independent contractor arrangements ended and the Company hired Messrs. Lawyer and Grede as full time employees effective September 1, 2015.

Interest Expense and Interest Payments – Related Party

Our interest expense to the related party consists of:

	Twelve Months Ended December 31,
	2014	2015
Interest expense – Mr. Rudyak	$4,000	$4,000

During the twelve months ended December 31, 2014 and 2015, we did not make any interest payments to the related party.

Prepaid Expenses - Related Parties

Prepaid expenses due from related parties are included in prepaid expenses - related parties in our balance sheets as follows:

	December 31,
	2014	2015
Prepaid expenses – TAG	$12,000	$—
Prepaid expenses, related parties – total	$12,000	$—

The prepaid expenses related to marketing services to be provided to us by TAG for the period from April 1, 2015 through December 31, 2015.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are as follows:

	December 31,
	2014	2015
Accounts payable – Mr. Lawyer and TAG	$7,500	$—
Accrued interest payable – Mr. Rudyak	7,219	11,219
Accrued interest – convertible notes	1,506	5,055
Due to Related Parties – Parties	$16,225	$16,724

Notes Payable – Related Parties

Effective March 11, 2013, we issued a $200,000 unsecured demand promissory note to Ernest Rudyak, one of our directors. The promissory note bears interest at 2% per annum, to be paid annually. As further consideration for making this loan, on March 1, 2013, we issued 5,446,656 common shares and 605,184 preferred shares to Mr. Rudyak. The promissory note was recorded in our financial statements at its face value of $200,000. The $200,000 cash proceeds received from Mr. Rudyak were allocated between the commons shares, preferred shares and the promissory note based on relative fair values, as determined by us, as of the date of the note (March 11, 2013). The fair value of the common shares and promissory note were determined to be $200,000 and $0, respectively. Accordingly, the $200,000 cash proceeds were allocated in their entirety to the common shares and a corresponding $200,000 debt discount was recognized. Since the promissory note is due upon demand, the entire $200,000 debt discount was immediately amortized to interest expense in 2013 as an additional cost of this borrowing.

During the years ended December 31, 2015 and 2014, we incurred interest expense on the above note payable of $4,000 and $4,000, respectively. At December 31, 2015 and December 31, 2014, accrued interest payable on the above note payable was $11,219 and $7,219, respectively, and is included in due to related parties on our balance sheets.

Director Independence and Committees

Mr. Lawyer is not considered independent because he is an executive officer of Aquarius. We do not currently have a separately designated audit, nominating or compensation committee.

Director Independence

Because Aquarius’ common stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the rule listed above, Aquarius’ board of directors does not have any independent members of our board of directors.

Aquarius does not currently have a separately designated audit, nominating, or compensation committee.

Item 14.  Principal Accounting Fees and Services.

The total fees charged to Aquarius for audit services were $30,000 during the year ended December 31, 2015.

Aquarius does not have an audit committee. The Company’s board of directors pre-approves all services provided by the Company’s independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

EXHIBIT NUMBER	DESCRIPTION
3.1(a)	Articles of Incorporation, as amended and restated December 1, 2014*
3.1(b)	Certificate of Designation for Series A Preferred Stock*
3.1(c)	Certificate of Designation for Series B Preferred Stock****
3.2	By-Laws*
4.1	Demand Promissory Note for Dan Hagel, dated June 21, 2012**
4.2	Demand Promissory Note for Ernest Rudyak, dated February 8, 2013**
10.1	Share Exchange Agreement, dated December 1, 2014*
10.2	Form of Independent Contractor Agreement*
10.3	Independent Contractor Agreement with Donald Grede, dated September 1, 2014*
10.4	Independent Contractor Agreement with Michael Davis Lawyer, dated September 1, 2014*
10.5	Independent Contractor Agreement with The Aquarius Group, LLC, dated September 1, 2014*
10.6	Service Agreement with The Aquarius Group, LLC, dated July 4, 2014*
10.7	Amendment to Independent Contractor Agreement with Donald Grede, dated December 31, 2014**
10.8	Amendment to Independent Contractor Agreement with Michael Davis Lawyer, dated December 31, 2014**
10.9	Amendment to Independent Contractor Agreement with The Aquarius Group, dated December 31, 2014 **
10.10	Marketing and Brand Development Services Agreement with Sysco Pancho, LLC, dated December 28, 2014**
10.11	Independent Consulting Agreement with Dirty Business Ltd (Michael Leigh), dated April 19, 2013***
10.12	Independent Consulting Agreement with Hollister Keene, dated July 3, 2014***
10.13	Independent Consulting Agreement with Hollister Keene, dated September 13, 2014****
10.14	Service Agreement with the Aquarius Group, dated July 4, 2014****
10.15	Employment Agreement, Davis Lawyer****
10.16	Employment Agreement, Don Grede****
10.17	Employment Agreement, Jenna Schuck****
10.18	Agreement with Sedo Cresco, LLC****
10.19	Property Lease Agreement****
10.20	Consulting Agreement with Michael Asch, dated December 1, 2015. *****
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *******
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ********
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

———————

*	Filed with the Securities and Exchange Commission on December 12, 2014 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
**	Filed with the Securities and Exchange Commission on February 10, 2015 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
***	Filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
****	Filed with the Securities and Exchange Commission on November 6, 2015 as an Exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
*****	Filed with the Securities and Exchange Commission on January 15, 2016 as an Exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
******	Filed with the Securities and Exchange Commission on February 10, 2016 as an Exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
*******	Filed herewith.
********	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
+	Newly reporting companies are not required to file XBRL until their first quarterly report is due on Form 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUARIUS CANNABIS, INC.

Date: May 20, 2016	/s/ Michael Davis Lawyer
Michael Davis Lawyer, Chief Executive, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2016.

Signature	Title	Date

/s/ Michael Davis Lawyer	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	May 20, 2016
Michael Davis Lawyer

/s/ Donald V. Grede	Director	May 20, 2016
Donald V. Grede

/s/ Ernest Rudyak	Director	May 20, 2016
Ernest Rudyak