Form 10-Q
period 2016-03-31
Aquarius Cannabis Inc. /NV/
filed 2016-06-30
CIK 1624203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-55330

AQUARIUS CANNABIS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1273086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Metro Office Park, 7 Calle 1, Ste. 204, Guaynabo, Puerto Rico	00968
(Address of principal executive offices)	(Zip Code)

(888) 317-0460

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer    ☐ (Do not check if a smaller reporting company) Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 29, 2016, there were 29,596,833 shares, $0.0001 par value per share, of common stock outstanding.

AQUARIUS CANNABIS, INC.

Quarterly Report on Form 10-Q for the

Period Ended March 31, 2016

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” “Aquarius,” and the “Company,” they refer to Aquarius Cannabis, Inc. “SEC” refers to the Securities and Exchange Commission.

Item 1.           Financial Statements (Unaudited)

Aquarius Cannabis, Inc.

Index to Financial Statements

March 31, 2016 and 2015

AQUARIUS CANNABIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,963	$105,833
Accounts receivable, related party	—	10,313
Inventory	—	—
Prepaid expenses and deposits	13,927	9,589
Prepaid expenses, related parties	—	—
Total current assets	55,890	125,735

Fixed assets, net of accumulated depreciation of $5,004 and $4,134 respectively	12,402	13,272

Total assets	$68,292	$139,007

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current liabilities:
Accounts payable	$57,207	$82,213
Accrued liabilities	55,462	16,872
Accrued interest - convertible notes payable	190,066	157,625
Deferred revenue	5,000	5,000.00
Due to related parties	20,703	16,725
Line of credit, net of debt discount	582,695	388,172
Notes payable	50,000	50,000
Notes payable, related party	200,000	200,000
Convertible note payable	28,000	28,000
Total current liabilities	1,189,133	944,607

Long term liabilities:
Convertible notes payable, net of debt discount	983,861	981,795
Convertible notes payable, related party	50,000	50,000
Total liabilities	2,222,994	1,976,402

Stockholders’ deficit
Preferred Stock, par value $0.0001; authorized shares 20,000,000; issued and outstanding shares 2,000,000 and 2,000,000, respectively	200	200
Preferred Stock - Series B, par value $0.0001; authorized shares 200,000; issued and outstanding shares 200,000 and 0, respectively	20	20.00
Common Stock, par value $0.0001; authorized shares 200,000,000; issued and outstanding shares 27,269,436 and 26,739,002, respectively	2,728	2,675
Additional paid in capital	3,246,066	2,783,979
Less: stock subscriptions receivable	—	0
Accumulated deficit	(5,403,716)	(4,624,269)
Total stockholders’ deficit	(2,154,702)	(1,837,395)

Total liabilities and stockholders’ deficit	$68,292	$139,007

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015

Revenues - related party	$—	$—
Cost of goods sold	—	—
Gross Profit	—	—

Operating expenses:
Sales and marketing	61,903	52,414
Research and development	23,405	15,552
General and administrative	606,199	153,866
General and administrative, related parties	23,556	76,810
Total operating expenses	715,063	298,642

Operating loss	(715,063)	(298,642)

Other income (expense):
Interest income	—	82
Interest expense	(55,798)	(26,650)
Interest expense, related party	(1,997)	(1,000)
Amortization of debt discount	(6,589)	(2,043)
Other income	—	5,020
Total other income (expense)	(64,384)	(24,591)

Net loss	$(779,447)	$(323,233)

Net Income (loss) per common share: Basic and diluted	$(0.03)	$(0.02)

Weighted-average common shares outstanding: Basic and diluted	27,001,222	21,044,896

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2016	2015
Operating activities:

Net loss	$(779,447)	$(323,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, convertible notes	6,589	2,043
Equity-based compensation expense	462,140	72,265
Convertible notes payable issued for services	—	18,000
Depreciation	870	871
Changes in operating assets and liabilities:
Increase in Accounts receivable - related party	10,313	—
Increase in Prepaid expenses and deposits	(4,338)	(7,317)
Decrease in Prepaid expenses, related parties	—	1,500
Increase / (Decrease) in Accounts payable and accrued expenses	(25,006)	41,060
Increase in Accrued liabilities	59,293	—
Increase in Accrued interest notes payable	32,441	—
Due to related parties	(16,725)	24,475
Net cash (used in) operating activities	(253,870)	(170,336)

Investing activities:
Cash acquired in reverse capitalization	—	(15,000)
Net cash used in investing activities	—	(15,000)

Financing activities:
Proceeds from line of credit	190,000	—
Proceeds from issuance of convertible notes payable	—	100,000
Net cash provided by financing activities	190,000	100,000

Net (decrease) increase in cash	(63,870)	(85,336)

Cash and cash equivalents, beginning of period	105,833	100,355

Cash and cash equivalents, end of period	$41,963	$15,019

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Convertible note payable issued for services	$—	$18,000
Equity interest issued for services	$0	$72,265

The accompanying footnotes are an integral part of these condensed consolidated unaudited financial statements

AQUARIUS CANNABIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 1 – Nature of Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2016 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, note receivable, prepaid expenses and deposits, accounts payable, amounts due from and to related parties, note payable and note payable, related party approximates fair value because of the short-term nature of these financial instruments. The carrying amount of our convertible notes payable at March 31, 2016 and December 31, 2015, approximates their fair value based on our incremental borrowing rates.

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

Notes Receivable and Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. As of March 31, 2016 and December 31, 2015, we had no allowances on current receivables.

Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

Fixed Assets

Our fixed assets represent equipment stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from three to ten years. During the years ended December 31, 2015 and there were no purchases of fixed assets. During the year ended December 31, 2014 we purchased $17,407 of equipment.  We incurred depreciation expense of $870 and $871, for the three months ended March 31, 2016 and 2015, respectively.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, "Revenue Recognition" which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. We defer any revenue for which the product or service has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product or service has been delivered or no refund will be required. As of March 31, 2016 and December 31, 2015, the Company has recorded deferred revenue of $5,000, recognition of the revenue is contingent on the grow operation on which we consulted getting to harvest and ultimately to market which is anticipated to be completed by June 30, 2016. During the years ended December 31, 2015 the Company generated revenue from the sale of products to an entity controlled by a shareholder and brother to Mr. Lawyer.

Advertising Expense

Advertising is expensed as incurred. We incurred $24,983 and $0 of advertising expense during the three months ended March 31, 2016 and 2015, respectively.

Research and Development Expense

Research and development ("R&D") costs are charged to expense as incurred. Our R&D costs include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary brands and processes. We incurred R&D expense during the three months ended March 31, 2016 and 2015 of $23,405 and $15,552, respectively.

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

During the three months ended March 31, 2016 and 2015, there were potentially dilutive warrants and convertible debt instruments issued and outstanding. However, these potentially dilutive securities were excluded from the calculation of our loss per share as we incurred losses in all periods presented and their inclusion would have been anti-dilutive.

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

Note 5 – Line of Credit

	March 31, 2016	December 31, 2015
Draws	$590,000	400,000
Less: unamortized debt discount	(7,305)	(11,828)
Balance	$582,695	$388,172

On June 22, 2015, we entered into an unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of preferred stock valued at $20 ($.0001 per share) and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 1 year with a fair value of $18,119. As of March 31, 2016 and December 31, 2015 we have drawn down $590,000 and $400,000 on the credit facility and amortized $10,752 and $6,229, respectively of the debt discount.

Note 6 – Notes Payable

Our notes payable consists of the following:

	March 31, 2016	December 31, 2015
Note payable	$50,000	$50,000
Note payable, related party	$200,000	$200,000

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

During the three months ended March 31, 2016 and 2015, we incurred interest expense on the above note payable of $250, and $250, respectively.

As at March 31, 2016 and December 31, 2015, accrued interest payable on the above note payable is $3,777 and $3,527, respectively, and is included in accrued liabilities on our balance sheets.

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

During the three months ended March 31, 2016 and 2015, we incurred interest expense on the above note payable of $1,000 and $1,000, respectively. At March 31, 2016 and December 31, 2015, accrued interest payable on the above note payable was $12,219 and $11,219, respectively, and is included in due to related parties on our balance sheets.

Note 7 – Convertible Notes Payable

Our convertible notes payable consist of the following:

	March 31, 2016	December 31, 2015

Convertible notes payable, short term
Convertible note payable – MSMN18	$18,000	$18,000
Convertible note payable – MSMN10	10,000	10,000

Convertible notes payable, short term, total	$28,000	$28,000

Convertible notes payable, long term
Convertible note payable - Blackbridge	$250,000	$250,000
Convertible notes payable – 12% Notes	325,000	325,000
Convertible notes payable – 8% Notes	395,000	395,000
Convertible note payable – 8% Notes, related party	50,000	50,000
Convertible note payable - KCSA	15,000	15,000
Convertible notes payable, long term, total	1,035,000	1,035,000
Less: convertible note payable, related party	(50,000)	(50,000)
Less: unamortized debt discount	(1,139)	(3,205)
Convertible notes payable, long term, net of debt discount, total	$983,861	$981,795

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

During the three months ended March 31, 2016 and 2015 we incurred interest expense applicable to our convertible notes payable of $26,936 and $26,650 respectively. As at March 31, 2016 and December 31, 2015, accrued interest payable was $190,066 and $157,624, respectively, and this amount is included in accrued liabilities on our balance sheets.

Amortization of Debt Discount, Convertible Notes

During the three months ended March 31, 2016 and 2015, we incurred amortization of debt discount expense, on the 12% Notes of $6,589 and $2,043, respectively.

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

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2016 and December 31, 2015, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

On July 6, 2015, we entered into a new unsecured credit facility with an existing related party (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of series B preferred stock and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. As of March 31, 2016 and December 31, 2015 we received $590,000 and $400,000.

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

Common and Preferred Stock Issued and Outstanding

As at March 31, 2016 and December 31, 2015, there were a total of 27,269,436 and 26,737,902 shares of common stock and 2,200,000 preferred shares issued and outstanding.

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

During the three months ended March 31, 2016 the Company agreed to issue 530,434 common shares to several contractors and employees of the company for services provided to us valued at $0.302 per share, based on the most recent cash sale of common stock.

Warrants Issued

On June 22, 2015, we entered into a new unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. The agreement states that within 120 days of the execution of the agreement, we will issue 200,000 shares of preferred stock valued at $20 ($.0001 per share) and 100,000 warrants to purchase common stock at $0.40 per share, those warrants expiring one year from the date our shares of common stock begins publicly trading on any public exchange. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of .87%, and expected life of 1.41 years with a fair value of $18,119. As of March 31, 2016 and December 31, 2015 we have drawn down $590,000 and $400,000, respectively on the credit facility.

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

The Warrants will have an exercise price of $0.077 and will expire seven (7) years from the date of issuance. Should the Contractor terminate this Agreement without Cause or be terminated by the Company with Cause prior to end of the Term of this Agreement, (a) Contractor shall forfeit the Warrants for any period noted above which has not yet commenced; and (b) for any period which has commenced, then the Contractor shall retain the warrants for the days that have elapsed within the period prior to the effective date of the termination, and shall forfeit the warrants not yet vested on the termination date, on a pro rata basis of 4,167 warrants vesting for each day of the period noted above which have elapsed prior to termination.  The Contractor further agreed that he could only exercise warrants that have vested based upon the above. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 157%, risk free interest rate of 1.19%, and expected life of 7 years with a fair value of $603,540 at December 31, 2015. For the three months ended March 31, 2016 the Company expensed $276,622 for the vested portion of stock options.

On February 18, 2016, Aquarius Cannabis Inc. (“Aquarius”) entered into a binding Memorandum of Understanding (the “Agreement”) with Flying Eagle Advisors, LLC (“Flying Eagle”), a Native American-owned cannabis management consulting and financing company, to be the distribution, branding, and cultivation consulting partner of a series of cannabis cultivation facilities owned by Native American tribes in the United States.

Aquarius will be responsible for coordinating legal distribution, consulting on legal structuring and integrating the facilities into the state systems, developing the branding and marketing for all the products cultivated at the facilities, and ensuring that cultivation processes meet the rigorous brand-standards Aquarius has for its branded marijuana. Aquarius will own all the brands of the marijuana grown and distributed from these facilities.

Aquarius will earn 9.77% of the gross wholesale sales of products grown in the facility, once sold by an Aquarius-licensed distribution partner.  Aquarius will earn 5% of gross revenue earned by the vertically integrated cultivation and manufacturing operation, and will receive per pound cultivation consulting fees based on the level of success the clients have growing its brands.

In addition to Flying Eagle, the binding agreement was signed by Grower’s Supply, LLC, a greenhouse design/build firm.  Grower’s Supply, LLC will be responsible for the design, build, staffing, and day-to-day operational management of the facilities.

The Agreement is conditioned upon Flying Eagle raising sufficient capital to engage the Native American tribes.

Aquarius has agreed to issue Flying Eagle 100,000 warrants upon execution of this Agreement, and further equity incentives based upon certain milestones.

As of March 31, 2016, the Company expensed the 100,000 warrants owed upon the execution of the memo of understanding. The warrants will expire 24 months from the start of trading and have an exercise price of $0.15. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 155%, risk free interest rate of .71%, and expected life of 2 years with a fair value of $24,573.

The following tables summarize our share warrants outstanding as of March 31, 2016 and December 31, 2015:

	Year Ended December 31, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, December 31, 2014	—	—	$—
Issued	8,485,913	2.5	0.37
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, December 31, 2015	8,485,913	2.5	$0.47
Issued	475,000	5.7	0.23
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, March 31, 2016	8,960,913	2.48	$0.36
Warrants exercisable, March 31, 2016	3,350,000	4.1	$0.15

The following table summarizes information about warrants outstanding at March 31, 2016:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Years

$0.08	2,375,000	6.7
$0.15	100,000	1.9
$0.30	60,913	1.8
$0.40	3,100,000	.6
$0.50	3,000,000	1.3
$0.75	225,000	.6
$0.80	100,000	1.8
Balance March 31, 2016	8,960,913	2.5

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

	During The Three Months Ended March 31,
	2016	2015
Management fees – Mr. Grede and TAA	$—	$12,000
Management fees – Mr. Lawyer and TAG	—	41,500
	$—	$53,500

Interest Expense and Interest Payments – Related Party

	During The Three Months Ended March 31,
	2016	2015
Interest expense – Mr. Rudyak	$1,000	$1,000

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our balance sheets as follows:

	March 31, 2016	December 31, 2015
Accrued interest payable - Mr. Rudyak	$12,220	$11,220
Accrued interest - convertible notes	8,503	5,505
Due to related parties – total	$20,703	$16,725

Notes Payable – Related Parties

As described in Note 6 Notes Payable to these condensed consolidated unaudited financial statements, on March 11, 2013, we borrowed $200,000 from Mr. Rudyak and our note payable, related party balance was $200,000 on each of March 31, 2016 and December 31, 2015.

There were no borrowings or repayments to related parties as of March 31, 2016 and December 31, 2015.

Note 11 – Share-based Compensation

Share-based Compensation Expense

Equity-based compensation expense is included in our statements of operations for the three month ended March 31, 2016 and 2015 as follows:

	For the Three Months Ended March 31,
	2016	2015
Research and development expense	$724	$1,665
General and administrative expense	437,860	48,955
General and administrative expense, related party	23,556	21,645
	$462,140	$72,265

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

Note 13 - Subsequent Events

On June 22, 2015, we entered into a new unsecured credit facility with an existing investor (“Lender”), which provided up to $750,000 in debt financing with all outstanding principal and accrued interest due on June 21, 2016 unless extended by mutual consent. The agreement calls for a 24% annual interest rate on the outstanding principal balance with accrued interest payable monthly and is limited to monthly draws of $100,000 unless otherwise approved by the Lender. Subsequent to March 31, 2016 we drew down an additional $160,000.

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

As of May 15, 2016 holders of $225,000 of convertible notes elected to convert their note balances and accrued interest of $53,424 into common stock at a conversion price of $0.125 per share. The Company has agreed to issue a total of 2,227,397 shares of common stock. As of June 22, 2016, the 2,227,397 shares of common stock were issued to the noteholders.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

Results of Operations

The following compares Aquarius’s operations for the three months ended March 31, 2016 to the same period at March 31, 2015.

Revenues

We are still in our development stage and did not generate any revenues during the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $606,109 and $153,866 for the three months ended March 31, 2016 and 2015, respectively. The increase in expenses as compared to the same period in the prior period was primarily due to expenses associated consisted of professional fees related to fundraising and preparation for the registration of shares for public trade, ongoing fundraising activities, and services provided by outside contractors in assisting the company with ongoing brand development, marketing activities, and development of grower relationship during the 2016 period.

Research and Development Expenses

Research and development expenses were incurred in the amount of $23,405 and $15,552 during the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to expense in the development of our brands and proprietary processes during the 2016 period.

Interest Expense

During the three months ended March 31, 2016, interest expense increased to $55,798 as compared to $26,650 at March 31, 2015. The increase was due to increased borrowings associated with the Companies line of credit.

Net Loss

Net loss for the three months ended March 31, 2016 was $779,447 as compared to a net loss of $323,233 for the three month period ended March 31, 2015. The increase in net loss was due to expenses associated with stock options, warrants and common stock to consultants and employees of $462,140 for the three months ended March 31, 2016 compared to $125,765 for the three months ended March 31, 2015 an increase of $336,375.  As we did not generate any revenues during the three months ended March 31, 2016, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at March 31, 2016, the Company has a working capital deficit of $1,133,243, a net loss of $779,447 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The Company believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Company’s board of directors; however, actual results could differ from those estimates.

The Company issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

The Company issues options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2016, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified in Item 9A of the Company’s Annual Report on Form 10-K filed with the SEC on October 26, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.            Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.        Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

None.

Item 6.           Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AQUARIUS CANNABIS, INC.

Date: June 30, 2016	By:	/s/ Michael Davis Lawyer
Name: Michael Davis Lawyer
Title: Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)